Form 10QSB
period 2000-09-30
E COM TECHNOLOGIES CORP
filed 2000-12-22
CIK 1083866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended:  September  30,  2000
                                     --------------------

OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from  ____________  to  _____________

Commission  File  Number:            0-31503

                            E-COM TECHNOLOGIES CORP.
                            ------------------------
              (Exact name of registrant as specified in its charter)

Nevada                                                                98-0199981
------                                                                ----------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           388-1281 W. Georgia St. Vancouver, B.C., Canada       V6E 3J7
           -----------------------------------------------       -------
             (Address of principal executive offices)         (Zip Code)

                                 (604) 608-6336
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities
  Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,513,913

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                                 Yes [ ] No [X]

                            E-COM TECHNOLOGIES CORP.

                                TABLE OF CONTENTS

                                                                            Page
PART  I  -  FINANCIAL  INFORMATION


Item  1.  Consolidated  Financial  Statements

Unaudited  Interim  Consolidated  Balance  Sheet  as  at
  September 30, 2000 and December  31,  1999                                   3

Unaudited Interim Consolidated Statements of Operations
  and Comprehensive Income for the 3 month and 9 month
  periods ended September 30, 2000 and September 30, 1999.                     4

Unaudited  Interim  Consolidated  Statement  of  Stockholders'  Equity         5

Unaudited  Interim  Consolidated Statements of Cash Flows
  for the 9 months ended September  30, 2000 and September 30, 1999            6

Notes  to  Unaudited  Interim  Consolidated  Financial  Statements             7

Item  2.  Management's  Discussion  and  Plan  of  Operation                  11

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                  13

Item  2.  Changes  in  Securities  and  Use  of  Proceeds                     13

Item  3.  Defaults  Upon  Senior  Securities                                  13

Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders       13

Item  5.  Other  Information                                                  13

Item  6.  Exhibits  and  Reports  on  Form  8-K                               13


Item  1.

E-COM  TECHNOLOGIES  CORP.
Interim  Consolidated  Balance  Sheets
(Expressed  in  U.S.  Dollars)


                                               September 30,    December 31,
                                                   2000             1999
                                               (unaudited)
Assets

Current assets:
Cash . . . . . . . . . . . . . . . . . . . .  $       40,367   $       4,648
Accounts receivable and other assets . . . .          11,598           2,054
Work in progress . . . . . . . . . . . . . .           2,674               -
                                              -------------------------------
Total current assets . . . . . . . . . . . .          54,639           6,702
                                              -------------------------------
Fixed assets (note 3). . . . . . . . . . . .          39,946           3,904
                                              -------------------------------
Total assets . . . . . . . . . . . . . . . .  $       94,585   $      10,606
                                             ================================
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities . .  $       43,861   $       3,059
Current portion of capital leases (note 4) .           5,713               -
                                             --------------------------------
                                                      49,574           3,059

Long-term portion of capital leases (note 4)           9,463               -

Stockholders' equity:
Common stock (note 5):
Authorized:
90,000,000 common voting shares, par value
of $0.001 per share
Issued and outstanding:
12,513,913 (December 31, 1999 - 4,200,000)
common voting shares . . . . . . . . . . . .          12,514           4,200
Additional paid-in capital . . . . . . . . .         193,077               -
Retained earnings (deficit). . . . . . . . .        (166,292)          3,350
Cumulative translation adjustment. . . . . .          (3,751)             (3)
                                             --------------------------------
Total stockholders' equity . . . . . . . . .          35,548           7,547


Total liabilities and stockholders' equity .  $       94,585   $      10,606
                                             ================================

See accompanying notes to interim consolidated financial statements.


E-COM  TECHNOLOGIES  CORP.
Interim  Consolidated  Statements  of  Operations  and  Comprehensive  Income
(Expressed  in  U.S.  Dollars)

                                                                                                          From January
                                                         Three months    Three months      Nine months        29, 1999
                                                            ended            ended            ended     (inception) to
                                                        September 30,    September 30,    September 30,  September 30,
                                                            2000             1999              2000           1999
                                                                 (unaudited)                       (unaudited)
Revenues:
Website services. . . . . . . . . . . . . . . . . . .  $       10,679   $        6,204   $        31,114   $   50,150
Hardware/software sales . . . . . . . . . . . . . . .          17,573                -            20,776            -
                                                               28,252            6,204            51,890       50,150
                                                     -----------------------------------------------------------------
Cost of sales and services. . . . . . . . . . . . . .         (14,642)         (15,594)          (24,463)     (21,277)
                                                     -----------------------------------------------------------------
                                                               13,610           (9,390)           27,427       28,873

Expenses:
Depreciation. . . . . . . . . . . . . . . . . . . . .           3,991              230             8,076          380
Selling, general and administrative . . . . . . . . .          77,004            1,180           188,993        7,316
                                                      ----------------------------------------------------------------
Total expenses. . . . . . . . . . . . . . . . . . . .          80,995            1,410           197,069        7,696

Net income (loss) before income taxes . . . . . . . .         (67,385)         (10,800)         (169,642)      21,177

Income taxes expense (recovery) . . . . . . . . . . .               -            2,292                 -        4,754
                                                      ----------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . .         (67,385)          (8,508)         (169,642)      16,423

Other comprehensive income:
Foreign currency translation adjustment . . . . . . .          (3,244)            (382)           (3,748)        (382)
                                                      ----------------------------------------------------------------
Comprehensive income (loss) . . . . . . . . . . . . .  $      (70,629)  $       (8,890)  $      (173,390)  $   16,041

Basic and diluted loss per share (note 2(h)). . . . .  $         (.01)  $            -   $         (0.01)  $        -

Weighted average number of common shares outstanding.      12,504,863       10,500,000        12,262,371    9,691,837


See accompanying notes to interim consolidated financial statements.


E-COM  TECHNOLOGIES  CORP.
Interim  Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  U.S.  Dollars)

Period  from  January  29,  1999  (inception)  to  September  30,  2000  (unaudited)

                                                                                                                 Accumulated
                                                                                                   Additional      retained
                                                                              Common stock           paid-in       earnings
                                                                          Shares         Amount      capital       (deficit)
Balance, January 31, 1999
Issued for cash at $.0004 per share
   post split. . . . . . . . . . . . . . . . . . . . . . . . . . . .     7,500,000  $      3,000  $       -  $            -

April 4, 1999
Issued for cash. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,000,000         1,200          -               -

Foreign currency
Translation adjustments. . . . . . . . . . . . . . . . . . . . . . .             -             -          -               -

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             -          -           3,350
                                                                    --------------------------------------------------------
Balance, December 31, 1999 . . . . . . . . . . . . . . . . . . . . .    10,500,000         4,200          -           3,350

April 30, 2000
Issued for cash. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,195,650           478    119,087               -

April 30, 2000
Issued for services. . . . . . . . . . . . . . . . . . . . . . . . .       129,250            52     12,873               -

April 30, 2000
Issued for cash. . . . . . . . . . . . . . . . . . . . . . . . . . .       677,013           271     67,430               -

Foreign currency
Translation adjustments. . . . . . . . . . . . . . . . . . . . . . .             -             -          -               -

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             -          -        (102,257)
                                                                    --------------------------------------------------------
Balance, June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . .    12,501,913        12,502    191,889         (98,907)

September 18,
Issued for services. . . . . . . . . . . . . . . . . . . . . . . . .        12,000            12      1,188               -

Foreign currency
Translation adjustments. . . . . . . . . . . . . . . . . . . . . . .             -             -          -               -

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -             -          -         (67,385)
                                                                     -------------------------------------------------------
Balance, September 30, 2000. . . . . . . . . . . . . . . . . . . . .    12,513,913  $     12,514  $ 193,077  $     (166,292)

See accompanying notes to interim consolidated financial statements.


                                                                     Accumulated       Total
                                                                        other       stockholders'
                                                                     comprehensive    equity
                                                                        income       (deficiency)
Balance, January 31, 1999
Issued for cash at $.0004 per share
   post split. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $      3,000

April 4, 1999
Issued for cash. . . . . . . . . . . . . . . . . . . . . . . . . . .          -          1,200

Foreign currency
Translation adjustments. . . . . . . . . . . . . . . . . . . . . . .         (3)            (3)

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -          3,350
                                                                    ---------------------------
Balance, December 31, 1999 . . . . . . . . . . . . . . . . . . . . .         (3)         7,547

April 30, 2000
Issued for cash. . . . . . . . . . . . . . . . . . . . . . . . . . .          -        119,565

April 30, 2000
Issued for services. . . . . . . . . . . . . . . . . . . . . . . . .          -         12,925

April 30, 2000
Issued for cash. . . . . . . . . . . . . . . . . . . . . . . . . . .          -         67,701

Foreign currency
Translation adjustments. . . . . . . . . . . . . . . . . . . . . . .       (504)          (504)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (102,257)
                                                                    ---------------------------
Balance, June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . .       (507)       104,977

September 18,
Issued for services. . . . . . . . . . . . . . . . . . . . . . . . .          -          1,200

Foreign currency
Translation adjustments. . . . . . . . . . . . . . . . . . . . . . .     (3,244)        (3,244)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -        (67,385)
                                                                    ---------------------------
Balance, September 30, 2000. . . . . . . . . . . . . . . . . . . . .  $  (3,751)  $     35,548

See accompanying notes to interim consolidated financial statements.


E-COM  TECHNOLOGIES  CORP.
Interim  Consolidated  Statements  of  Cash  Flows
(Expressed  in  U.S.  Dollars)

                                                                Nine months         From
                                                                   ended        inception to
                                                               September 30,    September 30,
                                                                   2000             1999
                                                                (unaudited)      (unaudited)
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (169,642)  $       16,473
Non-cash item:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . .           8,076              380
Changes in non-cash operating
working capital:
Accounts receivable. . . . . . . . . . . . . . . . . . . . .          (9,544)          (3,623)
Work in progress . . . . . . . . . . . . . . . . . . . . . .          (2,674)               -
Accounts payable and accrued liabilities . . . . . . . . . .          40,802            3,664
                                                            ----------------------------------
Total cash flows (used in) provided by operating activities.        (132,982)          16,894

Cash flows from financing activities:
Issuance of capital stock. . . . . . . . . . . . . . . . . .         201,391            4,200
Repayment of obligations under capital lease . . . . . . . .          (2,362)               -
                                                           -----------------------------------
Total cash flows (used in) provided by financing activities.         199,029           (1,655)

Cash flows from investing activities:
Purchase of equipment. . . . . . . . . . . . . . . . . . . .         (26,580)          (2,108)
                                                            ----------------------------------
Total cash flows (used in) investing activities. . . . . . .         (26,580)          (2,108)

Increase in cash . . . . . . . . . . . . . . . . . . . . . .          39,467           13,131

Effect of foreign exchange rate changes on cash. . . . . . .          (3,748)            (762)

Cash, beginning of period. . . . . . . . . . . . . . . . . .           4,648                -
                                                             ---------------------------------
Cash, end of period. . . . . . . . . . . . . . . . . . . . .  $       40,367   $       12,369

Supplementary disclosure:
Non-cash transactions:
Common shares issued for services. . . . . . . . . . . . . .  $       12,925   $            -
Capital assets purchased under capital lease . . . . . . . .          17,538                -
Income taxes paid. . . . . . . . . . . . . . . . . . . . . .               -                -
Interest expense paid. . . . . . . . . . . . . . . . . . . .               -                -


See accompanying notes to interim consolidated financial statements.

E-COM  TECHNOLOGIES  CORP.
Notes  to  Interim  Consolidated  Financial  Statements
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  2000  (Unaudited)


1.     OPERATIONS:

The Company was organized on January 29, 1999 (Inception) under the laws of the State of Nevada as E-Com Technologies Corp. The company has a 100% owned subsidiary, E-Com Consultants (Canada) Corp., which was incorporated in the province of British Colombia. The Company develops e-commerce systems, web-based applications, performs Internet marketing and consulting services and designs and hosts web sites. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's interim financial statements are prepared on a going concern basis in accordance generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has begun to generate revenues from sales of hardware and software, and website services but is not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the nine months ended September 30, 2000. The Company plans to increase revenue through marketing efforts and business development and also plans to seek additional equity financings to fund future operations.

For the period from incorporation to September 30, 2000, the Company operated as one business segment, web-site and services and related services.

All  of  the  Company's  revenues  are  generated  in  Canada.

2.     SIGNIFICANT  ACCOUNTING  POLICIES:

(a)     Basis  of  presentation:

These interim consolidated financial statements have been prepared using generally accepted accounting principles in the United States.

The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary E-Com Consultants (Canada) Corp. All intercompany balances and transactions have been eliminated.

The interim financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in management's opinion, are necessary for a fair presentation of the results of operations for the interim periods presented. The financial statements have been prepared consistent with the accounting policies described in the Company's financial statements in Form
10-SB filed with the Securities and Exchange Commission for the year ended December 31, 1999, and should be read in conjunction therewith.

E-COM  TECHNOLOGIES  CORP.
Notes  to  Interim  Consolidated  Financial  Statements,  page  2
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  2000  (Unaudited)


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(b)     Foreign  operations:

The functional currency of the Company's wholly-owned Canadian subsidiary is the Canadian dollar. Assets and liabilities that are originally denominated in foreign currencies are translated into the United States dollar reporting currency at the rate of exchange in effect of the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising on the translation are excluded from the determination of income and reported in the cumulative translation adjustment in stockholders' equity.

(c)     Fixed  assets:

Fixed assets are stated at cost. Depreciation is provided using the straight-line method at the following annual rates:

Assets                           Rate

Computer  equipment          3  years
Web  sites                   2  years
Furniture  and  fixtures     5  years

(d)     Software  development  costs:

The Company accounts for internal use software in accordance with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires certain direct costs and interest costs that are incurred during the application stage of development to be capitalized and amortized over the useful life of software. Software development costs consist of amounts paid to third party programmers and consultants to develop the website during the application development stage and are amortized on a straight-line basis over five years commencing at the time the website became available for use.

(e)     Income  taxes:

Income taxes are provided for using the asset and liability method of accounting. A deferred tax asset or liability is recorded for all temporary differences between the carrying values of assets and liabilities for financial and tax reporting purposes and of tax loss carryforwards based on the enacted tax rates in the expected period of reversal of the difference.

A valuation allowance is provided to the extent that it is considered more likely than not that the deferred tax assets arising due to loss carryforwards or temporary differences will not be realized.

E-COM  TECHNOLOGIES  CORP.
Notes  to  Interim  Consolidated  Financial  Statements,  page  3
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  2000  (Unaudited)

2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(f)     Revenue  recognition:

The Company recognizes revenue on web-site services which includes development of e-commerce websites and strategies, web design, consulting and custom programming of web based applications on a percentage of completion basis and on Hardware / Software Sales when the product is shipped to customers from distributors' warehouse to the customer.

(g)     Use  of  estimates:

The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Assumptions underlying these estimates are limited by the availability of reliable data and the uncertainty of predictions concerning future events. Consequently, the estimates and assumptions made do not necessarily result in a precise determination of reported amounts. Actual results could differ from those estimates.

(h)     Loss  per  share:

Basic loss per share is computed by dividing income (loss) attributable to the common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company has no options or warrants outstanding, basic and diluted loss are the same.

3.     FIXED  ASSETS:

                                           Accumulated     Net  book
2000                            Cost       depreciation      value

Computer  equipment        $   30,066     $     4,149     $     25,917
Furniture  and  fixtures          864              58              806
Web  sites                     17,352           4,129           13,223
                           -------------------------------------------
                         $     48,282     $     8,336     $     39,946

                                           Accumulated     Net  book
1999                            Cost       depreciation      value

Web  sites               $      4,436       $     532      $     3,904

E-COM  TECHNOLOGIES  CORP.
Notes  to  Interim  Consolidated  Financial  Statements,  page  4
(Expressed  in  U.S.  Dollars)

Nine  months  ended  September  30,  2000  (Unaudited)


4.     OBLIGATIONS  UNDER  CAPITAL  LEASES:
The Company leases computer equipment under capital leases, denominated in Canadian dollars, and expiring at various dates to 2003. As at September 30, 2000, the future minimum lease payments under capital leases were as follows:

2001                                 $    7,462
2002                                      7,059
2003                                      3,467
                                     -----------
                                         17,988
Less  amount  representing  interest     (2,812)
                                    ------------
                                         15,176
Less  current  portion                   (5,713)
                                   -------------
                                    $     9,463

Interest rates on the capital leases range from approximately 11.9% to 15%. Two of the leases are guaranteed by two stockholders.

5.     COMMON  STOCK:

The Company had a forward stock split 2.5:1 on May 23, 2000. This has been reflected in the interim consolidated statements of stockholders' equity (deficiency) on a retroactive basis.

Stock issued in exchange for services rendered have been accounted for based on the estimated fair value of the equity instruments at the date of issuance.

6.     RELATED  PARTY  TRANSACTIONS:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a) Included within general and administration expenses is $63,000 paid to companies controlled by officers and directors of the company. The fees were paid in consideration for the provision of management and consulting services to the company.

At September 30, 2000, accounts payable includes an amount of $19,260 payable companies controlled by officers and directors of the company.

(b) The Company utilizes certain office and operating equipment that is provided by a company that is owned by the Company's President at no charge.

              Item 2. Management's Discussion and Plan of Operation

Forward-Looking  Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, the acceptance of our products and services, our ability to expand our customer base, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.

There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain
forward-looking   statements   not   accompanied   by  such   expressions.  All
forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

General

E-Com Technologies, Inc. ("E-Com" or the "Company"), a Nevada corporation, was incorporated on January 29, 1999. We are an e-business company employing the latest technologies to develop solutions for a global marketplace. Our principal products and services include the development of e-commerce web sites and strategies, web design and hosting, domain name registration, online payment processing, retailing of hardware and software, Internet marketing and consulting and custom programming of web based applications. Our mission is to provide a full range of Internet professional services for clients interested in building and developing their e-commerce strategies.

We have an experienced management team with expertise in the areas of technology, finance, marketing and promotion. Headquartered in Vancouver, Canada, our Company is poised to capitalize on the technological resources that are readily available at a significantly lower cost than in most regions of North America. We also have organized talented offshore programming teams who provide assistance on various projects at costs substantially lower than in North America. The Company has filed its Form 10-SB with the Securities and Exchange Commission, which became effective November 10, 2000. As of December
15,  200  our  common  shares  have  been quoted for trading on the OTC Bulletin
Board.

Results  of  Operations

The Company generated revenues of $51,890 for the 3 quarters ended September 30, 2000. This represents an increase of $1,740 as compared to the same period in the prior year. Revenues for the quarter ended September 30, 2000 were $28,252 as compared to $6,204 in the prior year. This increase in revenue can be attributed to sales generated from marketing and business development efforts and the establishment of the Company's name in the local marketplace. Revenues in 1999 were generated primarily from one client, while the client base has diversified in 2000. Cost of sales increased from $21,277 for the 3 quarters ended September 30, 1999 to $24,463 for the 3 quarters ended September 30, 2000. Gross margin percentage declined during the 3 quarters ended September 30, 2000 as compared to the prior year as a significant amount of the Company's revenue was derived from computer hardware and software sales, which has lower margins than on website services revenue. Cost of sales for the quarter ended September 30, 2000 were $14,642 as compared to $15,594 for the quarter ended September 30, 1999. Total operating expenses increased from $7,696 for the 3 quarters ended September 30, 1999 to $197,069 for the same period in 2000. For the quarter ended September 30, 2000 operating expenses were $80,995 as compared to $1,410 for the same quarter in the prior year. The increase in expenditures can be attributed to the expansion of the programming and marketing staff, additional marketing activities, development of the Company's web sites, as well as a general increase in overhead expenses reflecting the growth of the Company. We had a net loss of $169,642 for the 3 quarters ended September 30, 2000 as compared to a net income of $16,423 for the comparable period in 1999. For the quarter ended September 30, 2000 the net loss was $67,385 as compared to $8,508 for the same quarter in 1999. The increase in net losses was due to higher operating expenses, primarily selling, general and administrative expenses.

The completion of the Company's financing in April 2000 has given us the resources to grow at a faster pace than in the prior year. The Company now has grown to a total of 9 full time employees and utilizes many other programmers on a contract basis. Our client base for development and hosting has grown from a single client in 1999 to now over 40 clients with projects completed or under development. We have also established a two member advisory board to assist in planning the corporate strategy and managing the direction and future growth of our Company.

Future  Business

We plan to continue to increase revenues through our marketing efforts and business development activities such as the enhancement of internal and external sales teams, participation in trade shows and establishing alliances with firms that have the potential to strengthen the demand for our products and services. In October 2000 we were an exhibitor at the E-World Exhibition in Vancouver, BC.

We expect our marketing efforts to pay off more substantially over the upcoming quarterly periods. As of the December 10, 2000 we have prepared proposals for design and development work totaling approximately $500,000 and we expect many these proposals and quotations close in the near future. Our main focus will be to aggressively market our e-business services, web development and hosting services business, and to add to our staff through the hiring of additional marketing and programming personnel.

We plan to expand our Company into the US market, likely through a marketing office in Seattle, WA. We plan to do most of the development work from our Vancouver, BC office due the lower overhead costs and favorable exchange rate. We expect that margins on development work will increase substantially once we penetrate into the US market.

During the quarter our sponsoring market maker filed a Form 211 application for quotation and trading of our common shares on the OTC bulletin board. Our common shares were posted for trading on the OTC-BB as of December 15, 2000 under the symbol ECTC. We plan to seek additional equity financing to accelerate the growth of the Company internally and we also plan to pursue merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and help to accelerate the growth of our Company.

Liquidity  and  Capital  Resources

During the 3 quarters ended September 30, 2000 we raised capital in the amount of approximately $201,391 through the sale of common shares. As at September 30, 2000 we had approximately $40,367 and working capital of $5,065. Although the Company's revenues have shown a positive trend in recent months, currently our operating costs exceed our revenues. We plan to raise additional funds through a private placement or public offering of equity or debentures convertible into equity to maintain the current level of operations and to provide for additional staffing in our marketing and programming departments and to provide funds to seek potential merger and acquisition candidates. The Company has had discussions with several broker dealers, private investors and other financing sources and we expect that it will be easier to raise funds now that there is a trading market for the Company's common stock. If necessary, the Company may consider loans or debentures from lenders and/or principals of E-Com. If adequate equity or debt funding cannot be obtained, we will be required to reduce staff and overhead and grow at a slower pace than originally planned.

                           PART II - OTHER INFORMATION

                            Item 1. Legal Proceedings

                                      None

                Item 2. Changes in Securities and Use of Proceeds

On September 18, 2000 the Company issued 12,000 shares of restricted common stock at a deemed value of $0.10 per share to Stock Exposure, Inc. for Investor Relations Services. The Company relied on Section 4(2) of the Securities Act of 1933 in issuing these securities in an exempt transaction.

                     Item 3. Defaults Upon Senior Securities

                                      None

          Item 4. Submission of Matters to a Vote of Securities Holders

                                      None

                            Item 5. Other Information

                                      None

                               Item 6(a). Exhibits

EXHIBIT     NAME  AND/OR  IDENTIFICATION  OF  EXHIBIT
NUMBER

3           Articles  of  Incorporation  &  By-Laws

     (a) Articles of Incorporation of the Company filed January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For
Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

     (b) By-Laws of the Company adopted January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

27     Financial  Data  Schedule

     Financial  Data  Schedule  of E-Com Technologies, Inc. ending September 30,
2000

                         Item 6(b). Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            E-COM TECHNOLOGIES, INC.
                                  (Registrant)

Date:  December  22,  2000

By:  /s/  James  Malish

James  Malish,  President  and  Director