Form 10KSB
period 2000-12-31
E COM TECHNOLOGIES CORP
filed 2001-04-02
CIK 1083866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON,  D.C.  20549

                                   FORM 10-KSB
(Mark  One)
[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

     For  the  fiscal  year  ended  December  31,  2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from          to

                         Commission  file  number  000-31503
                                                   ---------

                            E-COM TECHNOLOGIES CORP.
                            ------------------------
                 (Name of small business issuer in its charter)

           NEVADA                                          98-0199981
           ------                                          ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

SUITE 388-1281 WEST GEORGIA STREET, VANCOUVER, BC, CANADA        V6E 3J7
---------------------------------------------------------        -------
     (Address of principal executive offices)                   (Zip Code)

Issuer's  telephone  number  (604)  608-6336
                             ---------------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

     Title of each class          Name of each exchange on which registered

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

     Common Stock, $0.001 par value per share, 90,000,000 shares authorized
     ----------------------------------------------------------------------
                                (Title of class)

                  Preferred Stock, 10,000,000 shares authorized
                  ---------------------------------------------
                                (Title of class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes [X]       No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  $92,806
                                                                       -------

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$2,822,758  (as  of  February  14,  2001)
-----------------------------------------

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court.     Yes [ ]     No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

12,665,157  common  shares  (at  February  14,  2001)
-----------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

     Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

E-COM  TECHNOLOGIES  CORPORATION

                                   FORM  10-KSB

                                TABLE  OF  CONTENTS

PART  I
 1         Description  of  Business
 2         Description  of  Properties
 3         Legal  Proceedings
 4         Submission  of  Matters  to  a  Vote  of  Security  Holders

PART  II
 5         Market  for Registrant's Common Stock and Related Stockholder Matters
 6         Management's  Discussion  and  Analysis  and  Results  of  Operations
 7         Financial  Statements
 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART  III
 9         Directors  and  Executive  Officers  of  the  Registrant
10         Executive  Compensation
11         Security  Ownership  of  Certain  Beneficial  Owners  and  Management
12         Certain  Relationships  and  Related  Transactions
13         Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K




                           FORWARD  LOOKING  STATEMENTS

      E-COM TECHNOLOGIES CORPORATION (THE "COMPANY" OR "E-COM") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS THAT MAY BE DEEMED TO HAVE BEEN MADE IN THIS FORM 10-KSB, OR THAT IS OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. SUCH FACTORS INCLUDE, AMONG OTHERS, THE SPECULATIVE NATURE OF THE INDUSTRY IN WHICH THE COMPANY OPERATES, TECHNOLOGY FAILURES, ENVIRONMENTAL OR GOVERNMENT REGULATIONS, AVAILABILITY OF FINANCING, FORCE MAJEURE EVENTS, AND OTHER RISK FACTORS AS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. MANY OF THESE FACTORS ARE BEYOND THE COMPANY'S ABILITY TO CONTROL OR PREDICT. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THE REGISTRATION STATEMENT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING
STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "EXPECT", BELIEVE", "ANTICIPATE", "INTEND", "COULD", "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS OF COMPARABLE TERMINOLOGY, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY INTENT OR OBLIGATION TO UPDATE ITS FORWARD-LOOKING STATEMENTS, WHETHER AS A
RESULT OF RECEIVING NEW INFORMATION, THE OCCURRENCE OF FUTURE EVENTS, OR OTHERWISE.

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS.

A.     BUSINESS  DEVELOPMENT  AND  SUMMARY


We were formed as a Nevada Corporation on January 29, 1999 under the name E-Com Technologies Corp. Our articles authorize us to issue up to 90,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at par value. E-Com Technologies Corp. has a wholly owned subsidiary, E-Com Consultants (Canada) Corp., a British Columbia corporation incorporated on February 11, 1999, which carries on our business in Canada.

E-Com specializes in the development of e-commerce solutions, custom programming, web design and web hosting for clients. We develop web sites with on-line transaction processing, ordering systems, payment systems, databases and other features tailored specifically to meet each client's needs. We also provide e-commerce consulting and development, as well as Internet marketing services, which we believe will generate a secondary source of revenues.

We also have developed four Internet sites owned and operated by us. The first site we own and operate is our corporate home page at www.ecom-technologies.com.
                                                      -------------------------
This site outlines the services we provide, from web site design and implementation to hosting, marketing and full customer support. We also own and operate an information technology online store, located at www.itwebstore.com,
                                                             ------------------
which sells computer hardware, software and office products to retail customers through the Internet. The third site is www.domaindiscounters.net, which is a
                                           -------------------------
wholesaler and retailer of domain name registration and related services. The fourth site is www.hostingbytes.com which is a web brochure displaying our
                  --------------------
template  web  site  products  and  hosting  services.

We have also completed development of various e-commerce solutions, database systems and applications, as well as static and dynamic web sites for clients. We have also generated revenues from our web hosting, Internet marketing services, web based applications programming and web site maintenance for clients. We have grown from only two clients in 1999 to over 14 development and programming clients and 30 hosting clients in 2000.

B.     BUSINESS  OF  ISSUER

(1)     PRINCIPAL  SERVICES  AND  PRINCIPAL  MARKETS

We provide fully integrated Internet solutions and services to assist businesses build, deploy and maintain e-commerce web sites. We also develop static and dynamic database driven web sites for clients and provide custom programming services of web-based applications and other software solutions. We also provide on-going consulting, development, Internet marketing and web hosting facilities to our clients. Most businesses typically require easy-to-use solutions that enable them to update or enhance their web sites quickly and efficiently, add key functions such as electronic commerce or web applications and work with a variety of industry standards and platforms. We design products and services to specifically address these needs.


(2)     DISTRIBUTION  METHODS  OF  OUR  SERVICES

Our marketing strategy is to promote, advertise and increase our brand visibility and attract new customers through multiple channels, including:

1.     Developing  strategic  alliances,
2.     Establishing  our  brand  name  and
3. Direct marketing to existing and potential customers through inside and outside sales persons

Our marketing activities have consisted of exhibiting at trade shows and exhibitions, public presentations and seminars, advertising on line and in traditional media and direct sales efforts by our marketing and sales staff.

We believe that the use of multiple marketing channels will reduce our reliance on any one source of customers, lower customer costs and maximize brand awareness.

     Strategic  alliances

We may pursue strategic alliances with partners who have established operations. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. We have signed two cooperation agreements that give us access to the skills of independent web designers, graphic designers and database programmers.

These agreements provide for the joint development of software and World Wide Web sites. In addition, these agreements allow for the referral of clients between our partners and us. We have also partnered with an Internet payment processing company, which allows us to provide their payment gateway system to our clients in the development of e-commerce solutions.

     Establish  our  name  brand

We believe that building awareness of the E-Com Technologies brand is important in establishing and expanding our customer base. We have commenced marketing efforts to build our user base and brand name. We have also launched an advertising campaign online, initially, and in traditional media as our revenues permit, to attract new users. The campaign is expected to include sponsorship placements on high traffic web sites, targeted opt-in E-mail and promotions on our web site and our client's web sites. We also plan to exhibit and present at various trade shows and exhibitions across North America to expand our client base.

     Direct  Marketing

We communicate on a regular basis with our customers who have requested to be updated on new developments and e-commerce opportunities. We believe this proactive marketing approach will allow us to alert existing customers to potential business opportunities. In addition, we intend to send qualify sales leads through a telemarketing campaign to businesses whose contact information we obtained from marketing research companies or publicly available business directories.

Our marketing efforts to date have consisted of news releases, trade shows and exhibitions, Internet associate programs, outside sales teams and telemarketing staff to identify leads for salespersons. Our news releases can also be viewed on our Internet home page (www.ecom-technologies.com). Announcements regarding our activities are publicized to generate interest in our services. We also offer a co-branding strategy with the retail web sites we own. This strategy provides us the ability to place links to our web sites on the sites of our clients and various other companies. In exchange, we place links and advertisements of those companies on our sites. These arrangements are on a month-to-month basis and can be terminated at any time at the discretion of either party.

(3)     STATUS  OF  ANY  ANNOUNCED  NEW  SERVICE

During the year we have set up web hosting facilities through our servers and high speed Internet connection at our head office in Vancouver, BC enabling us to offer hosting services to clients. We also completed development of our online Information Technology store at www.itwebstore.com and our domain name
                                          ------------------
registration  service  at  www.domaindiscounters.net.
                           -------------------------

(4)     INDUSTRY  BACKGROUND

E-commerce and Internet use has experienced exponential growth in recent years as more and more businesses and customers are coming on-line. The industry is expected to continue this growth in the coming years at an unprecedented rate. We expect that there will be a significant demand for our services in both the short and long term given the number of potential customers and clients and the growth expected in the industry.

Although web access has become relatively simple, it is difficult and expensive to build an effective web presence. The challenges of building a successful Internet or intranet web site require solutions that address planning, design, building and deployment, as well as web site promotion and maintenance after the web site is placed online. Companies are often also faced with a difficult "make or buy" decision, either to build a web site by using in-house resources or third-party service providers, or to develop a web site with available "off-the-shelf" applications. Key factors influencing their choice of solutions include ease and flexibility of building, construction time and cost and the cost and flexibility of later maintaining and enhancing their web site. In addition, the web utilizes multiple standards and platforms, including different web browsers, databases and web servers, which increase the complexity of building a site that operates in multiple environments.

The first generation of web site building products was technically difficult to use and generally required the programming expertise of a limited number of highly skilled users such as hypertext mark-up language programmers or highly skilled designers. The second generation of products and online services that facilitated web site building targeted consumers with personal "home page" building tools and casual desktop users with the ability to publish simple, static information. Although third party service providers and in-house information system personnel can provide technical coding, these resources are expensive and may not provide the flexibility required to develop and maintain dynamic, evolving web sites. In addition, third party and in-house IS solutions have excluded key business users from the web site building and maintenance process, rather than fostering a collaborative site building development process, which includes content contributions from such users.

We plan to develop and market solutions and services that enable businesses to deploy and maintain e-commerce and on-line web sites. Our e-business solutions are designed to help businesses conduct e-commerce and run e-applications on the web. We also provide on-going consulting and development to our clients. Most businesses typically require web site design and development, web site hosting and maintenance, electronic commerce or web applications, Internet marketing services. Our professional services work with a variety of industry standards and platforms. We design products and services to address these needs.

However, we are a small company that develops services and applications software for use on the Internet, and we face all of the risks inherent in a competitive and rapidly changing environment. Our success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development,introduction, marketing and distribution of services in a competitive environment. "

We have a limited operating history, and we face all of the risks inherent in any business and especially with a company servicing a new and developing market. These risks include, but are not limited to, market acceptance and penetration of our services, our ability to distribute and market our services and software, management of the costs of conducting operations, general economic conditions and other factors, some of which are beyond our control. We cannot assure you that we will be successful in addressing these risks. Failure to successfully address these risks could have a material adverse effect on our operations.


(5)     RAW  MATERIALS  AND  SUPPLIERS

We provide computer programming and Internet professional services, including design, development, hosting and marketing. We commonly hire suppliers of these professional services on a contract basis, as is commonly done in the programming and Internet professional services industries. We obtain computer hardware and software products from independent third parties for sale through IT Webstore. Our major suppliers are Tech Data Canada for hardware, software and office products and Digital River for software products.

(6)     CUSTOMERS

We believe that our ability to establish and maintain long-term relationships with our customers and encourage repeat business depends, in part, on the strength of our customer support and service operations and staff. We value frequent communication with and feedback from our customers to continually improve our services. We plan to offer e-mail addresses to enable customers and visitors to our web sites to request information and to encourage feedback and suggestions. We expect to handle general customer inquiries, answering customer questions about the web designing process and inquiries regarding the status of contracted projects.

In 1999 most of our revenues were derived from one major client. In 2000 we have broadened our client base to over 14 development clients and 30 hosting clients. No one customer accounted for more than 15% of revenues.

      (7)     PATENTS,  TRADEMARKS,  FRANCHISES,  ETC.

None.


(8)     REGULATION

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, export control laws and laws or regulations directly applicable to e-commerce. However, the growth and development of the market for e-commerce may prompt more stringent consumer protection laws that may impose burdens on online businesses. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase the cost of doing business. The applicability of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, export or import matters and personal privacy to the Internet is uncertain.

(9)     EFFECT  OF  EXISTING  OR  PROBABLE  GOVERNMENT  REGULATIONS

We believe that we will be able to comply in all material respects with laws and regulations governing the on-line commerce industry, and that such laws will not have a material effect on our operations. However, due to the increasing usage of the Internet, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations. We are not aware of any probable government regulations that may adversely affect our Internet operations.

The vast majority of laws were adopted prior to the broad commercial use of the Internet and related technologies. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes to these laws intended to address these issues could create uncertainty in the Internet marketplace. This uncertainty could reduce demand for services or increase the cost of doing business due to increased costs of litigation or increased service delivery costs.

(10)       RESEARCH  AND  DEVELOPMENT  ACTIVITIES

No resources were spent on research and development activities in the last two fiscal years.

(11)       COMPLIANCE  WITH  ENVIRONMENTAL  LAWS

Not  applicable.

(12)      EMPLOYEES

We presently have eight full time employees and three part time employees. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

In addition, we frequently contract independent designers and consultants to complete projects with us. These designers and consultants are utilized and paid on a per-project basis or an hourly rate and can be terminated at the discretion of either party by providing written notice.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Our corporate headquarters are located at 388-1281 West Georgia Street, Vancouver, B.C., Canada V6E 3J7. We rent this approximately 1,600 square foot office space for $1,800 per month on a month to month basis. We believe this is currently suitable for our main administrative office. We do not have any additional facilities. There are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by us.

ITEM  3.     LEGAL  PROCEEDINGS.
None.

ITEM  4.     SUBMISSIONS  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On December 11, 2000 our "2000 Stock Incentive Plan" was approved at a special meeting of the Board of Directors and by holders of 60% of our common shares. The five directors and three holders of 60% of the common shares voted unanimously to approve the 2000 Stock Incentive Plan. We filed an S-8 Registration Statement to register the issuance of common shares pursuant to stock options and share compensation for services covering up to 1,250,000 common shares. To date no shares have been issued or registered pursuant to this plan.

                                     PART II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

As of December 15, 2000 our common shares have been quoted on the National Association of Securities Dealers over-the-counter Bulletin Board electronic quotation service (OTC-BB) under the symbol ECTC. For the period December 15 to December 31, 2000 there was one market maker for our common shares and the high and low bid prices on the OTC-BB were $0.05 and $0.25 respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of December 31, 2000 there were approximately 103 holders of record of our common shares. During the year no dividends were declared or paid and it unlikely that we will declare dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES - During the quarter ended December 31, 2000 we sold the following securities:

November 15, 2000 - 45,244 common shares at $0.15 for total cash consideration $6,786.60 in a private offering to one individual, J. Robert Todhunter under Sec. 4(2) of the Securities Act of 1933. No commissions or underwriting discounts were paid in connection with this transaction. The proceeds are to be used for general operating expenses.

November 15, 2000 - $24,860 of convertible debentures and share purchase warrants were sold for cash consideration of $24,860 to 2 purchasers, Randall Rein and Michael Jorgensen. We relied on Sec. 4(2) of the Securities Act of
1933 for this private offering. The debentures are due November 15, 2005 and bear interest at 9% and are convertible into common shares after May 15, 2001 at the lesser of $0.10 and 80% of market value. The debentures are redeemable at the option of E-Com for payment by E-Com of 120% of the outstanding amount. In connection with this transaction we also issued 124,300 warrants to purchase common shares exercisable at a price of $0.10 per share for a period of two years from the date of issuance. No commissions or underwriting discounts were paid in connection with this transaction.

December 28, 2000 - 50,000 common shares were sold to J. Robert Todhunter at a deemed value of $0.10 for services consisting of consulting, marketing services and business plan development, total consideration $5,000. We relied upon Sec. 4(2) of the Securities Act of 1933 in this private transaction. No commissions or underwriting discounts were paid in connection with this transaction. The proceeds are to be used for general operating expenses.

December 28, 2000 - 56,000 common shares were sold to Stock Exposure, Inc. at a deemed value of $0.10 for public relations services to be rendered in fiscal 2001, total consideration $5,600 to be recorded as an expense in fiscal 2001. We relied upon Sec. 4(2) of the Securities Act of 1933 in this private transaction. No commissions or underwriting discounts were paid in connection with this transaction.

ITEM  6.     MANAGEMENT'S  DISCUSSIONS  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

Forward-Looking  Statements

This Annual Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

We have an experienced management team with expertise in the areas of technology, finance, marketing and promotion. Headquartered in Vancouver, Canada, our Company is poised to capitalize on the technological resources that are readily available at a significantly lower cost than in most regions of North America. We also have organized talented programming teams utilized on a contract basis who provide assistance on various projects. We filed our Form 10-SB with the Securities and Exchange Commission, which became effective November 10, 2000. As of December 15, 200 our common shares have been quoted for trading on the OTC Bulletin Board under the symbol "ECTC".

Results  of  Operations

We generated revenues of $92,806 for the year ended December 31, 2000. This represents an increase of $46,339 (99.7%) as compared to the prior year. This increase in revenue can be attributed to sales generated from marketing and business development efforts and the establishment of our name in the local marketplace. $12,318 of the increase resulted from retail sales of computer hardware and software, while $34,021 was from higher revenues derived from web site development, e-commerce solutions and programming services. We have also expanded our client base from only two clients in 1999 to over 14 development and programming clients and 30 hosting clients in 2000.

Cost of sales increased from $19,719 for the period ended December 31, 1999 to $58,816 for the year ended December 31, 2000. Gross margin percentage declined to 36.6% during the year ended December 31, 2000 as compared to 57.6% in the prior year as a significant amount of our revenue was derived from computer hardware and software sales, which has substantially lower margins than on professional services revenue.

Total operating expenses increased from $20,339 for the period year ended December 31, 1999 to $321,646 for the year ended December 31, 2000. The increase in expenditures can be attributed to increases in selling, general and administrative expenses and to a lesser extent increases in interest expense and depreciation and amortization. Selling, general and administrative expenses increased from $19,747 in 1999 to $303,789 in 2000. This increase was due to the expansion of the programming and marketing staff, additional marketing activities, development of our web sites, as well as a general increase in overhead expenses reflecting the growth of our business. Depreciation and amortization expense increased from $515 in 1999 to $13,318 in 2000, reflecting an increase in fixed assets. Interest expense also increased from $77 in 1999 to $4,539 due to leases on computer equipment we entered into in 2000.

We had a net loss of $287,656 for the year ended December 31, 2000 as compared to a net income of $3,350 for the comparable period ended December 31, 1999. The increase in net losses was due to higher operating expenses, primarily selling, general and administrative expenses, as discussed above.

The completion of our financing in April 2000 has given us the resources to grow at a faster pace than in the prior year. We have now has grown to a total of 11 employees and we utilize many other programmers on a contract basis. We have also established a two member advisory board to assist in planning the corporate strategy and managing the direction and future growth of our Company.

Future  Business

We plan to continue to increase revenues through our marketing efforts and business development activities such as the enhancement of internal and external sales teams, participation in trade shows and establishing alliances with firms that have the potential to strengthen the demand for our products and services. We also plan to exhibit and present at trade shows and exhibitions.

We expect our marketing efforts to pay off more substantially over the upcoming quarterly periods. As of the December 31, 2000 we have prepared proposals for programming, design and development work totaling approximately $500,000 and we expect some of these proposals and quotations to close in the near future. Our main focus will be to aggressively market our e-business services, web development and hosting services business, and to add to our staff through the hiring of additional marketing and programming personnel.

We are currently seeking additional funding to accelerate growth of our business. We plan to expand our Company into the US market, likely through marketing efforts in the Seattle, WA area should we be successful in obtaining sufficient financing. We plan to do most of the development work from our Vancouver, BC office due the lower overhead costs and favorable exchange rate. We expect that margins on development work will increase substantially once we penetrate into the US market.

During the last quarter of 2000 our sponsoring market maker filed a Form 211 application for quotation and trading of our common shares on the OTC bulletin board. Our common shares were posted for trading on the OTC-BB as of December 15, 2000 under the symbol ECTC. We also plan to pursue merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and help to accelerate the growth of our Company.

Liquidity  and  Capital  Resources

During the year ended December 31, 2000 we raised capital in the amount of approximately $213,178 through the sale of common shares exempt under Regulation D rule 504 and under Regulation S. We raised an additional $24,860 through the issuance of convertible debentures and share purchase warrants under Regulation
S. As at December 31, 2000 we had $5,644 of cash on hand and a working capital deficiency of $51,650. Although our revenues have shown a positive trend in recent months, currently our operating costs exceed our revenues. We plan to raise additional funds through a private placement or public offering of equity or debentures convertible into equity to maintain the current level of operations and to provide for additional staffing in our marketing and programming departments and to provide funds to seek potential merger and acquisition candidates. We have had discussions with several broker dealers, private investors and other financing sources and we expect that we will be successful in raising additional financing, however, there is no guarantee that we will be successful. If necessary, we may consider loans or debentures from lenders and/or principals of E-Com. If adequate equity or debt funding cannot be obtained, we will be required to reduce staff and overhead and grow at a slower pace than originally planned.

ITEM  7.     FINANCIAL  STATEMENTS.





Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

E-COM  TECHNOLOGIES  CORPORATION

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999

AUDITORS'  REPORT  TO  THE  SHAREHOLDERS

We have audited the accompanying consolidated balance sheet of E-Com Technologies Corporation as of December 31, 2000 and the consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statement are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of E-Com Technologies Corporation as at December 31, 1999 and for the period then ended were audited by other auditors whose report dated August 24, 2000 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Com Technologies Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has incurred losses from operations and has a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ KPMG LLP
Chartered  Accountants

Vancouver,  Canada
February  1,  2001

                                                                               2
E-COM  TECHNOLOGIES  CORPORATION
Consolidated  Balance  Sheets
(Expressed  in  U.S.  dollars)

December  31,  2000  and  1999



                                                                                               2000         1999
----------------------------------------------------------------------------------------------------------------
Assets

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . .                                     $  5,644   $ 4,648
Accounts receivable. . . . . . . . . . . . . . . . . . . .                                       30,339     2,054
Work-in-progress . . . . . . . . . . . . . . . . . . . . .                                       16,838         -
----------------------------------------------------------------------------------------------------------------

Total current assets . . . . . . . . . . . . . . . . . . .                                       52,821     6,702

Fixed assets (note 3). . . . . . . . . . . . . . . . . . .                                       35,547     3,904
----------------------------------------------------------------------------------------------------------------

Total assets . . . . . . . . . . . . . . . . . . . . . . .                                     $ 88,368   $10,606
----------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable and accrued liabilities . . . . . . . . .                                     $ 98,754   $ 3,059
Current lease obligation (note 4). . . . . . . . . . . . .                                        5,717         -
----------------------------------------------------------------------------------------------------------------
                                                                                                104,471     3,059

Long-term lease obligation (note 4). . . . . . . . . . . .                                        8,431         -

Convertible debenture (net of discount of $14,468, note 5)                                       10,392         -

Stockholders' equity (deficiency):
Common stock (note 6):
Authorized:.   90,000,000 common voting shares, par value
               of $0.001 per share
               10,000,000 preferred stock, par value
               of $0.001 per share
Issued and outstanding:   12,665,157 common stock
                          (1999 - 4,200,000)                                                      6,365     4,200
Additional paid-in capital . . . . . . . . . . . . . . . .                                      243,690         -
Retained earnings (deficit). . . . . . . . . . . . . . . .                                     (284,306)    3,350
Accumulated other comprehensive loss:
Cumulative translation adjustment. . . . . . . . . . . . .                                         (675)       (3)
----------------------------------------------------------------------------------------------------------------

Total stockholders' equity (deficiency). . . . . . . . . .                                      (34,926)    7,547
----------------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' equity . . . . . . .                                       $ 88,368   $10,606
----------------------------------------------------------------------------------------------------------------

Related  party  transactions  (note  7)

See  accompanying  notes  to  consolidated  financial  statements.

                                                                               3
E-COM  TECHNOLOGIES  CORPORATION
Consolidated Statements of Operations and Comprehensive Income (Loss) (Expressed in U.S. dollars)


                                                                                Period  from
                                                                                inception  on
                                                                                January  29,
                                                                Year  ended     1999  to
                                                                December 31,    December 31,
                                                                    2000            1999
----------------------------------------------------------------------------------------------
Revenues:
Website and programming services. . . . . . . . . . . . . . .  $      80,488   $      46,467
Hardware/software sales . . . . . . . . . . . . . . . . . . .         12,318               -
----------------------------------------------------------------------------------------------
                                                                      92,806          46,467

Cost of sales and services. . . . . . . . . . . . . . . . . .         58,816          19,719
----------------------------------------------------------------------------------------------

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . .         33,990          26,748

Expenses:
Depreciation and amortization . . . . . . . . . . . . . . . .         13,318             515
Interest expense. . . . . . . . . . . . . . . . . . . . . . .          4,539              77
Selling, general and administrative . . . . . . . . . . . . .        303,789          19,747
----------------------------------------------------------------------------------------------

Total expenses. . . . . . . . . . . . . . . . . . . . . . . .        321,646          20,339
----------------------------------------------------------------------------------------------

Income (loss) before income taxes . . . . . . . . . . . . . .       (287,656)          6,409

Income taxes (note 8) . . . . . . . . . . . . . . . . . . . .              -          (3,059)
----------------------------------------------------------------------------------------------

Net income (loss) . . . . . . . . . . . . . . . . . . . . . .       (287,656)          3,350

Other comprehensive loss:
Foreign currency translation adjustment . . . . . . . . . . .           (672)             (3)
----------------------------------------------------------------------------------------------

Comprehensive income (loss) . . . . . . . . . . . . . . . . .  $    (288,328)  $       3,347
----------------------------------------------------------------------------------------------

Loss per share (note 2(o)):
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (0.02)  $           -
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .          (0.02)              -
----------------------------------------------------------------------------------------------

Weighted average shares:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .     11,848,412       9,934,132
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .     12,442,741       9,934,132
----------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

E-COM  TECHNOLOGIES  CORPORATION
Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Expressed  in  U.S.  dollars)


Period  from  inception  on  January  29,  1999  to  December  31,  2000

                                                                                 Additional  Retained   Cumulative
                                                                Common  stock     paid-in     earnings   translation
                                                                 -------------
                                                                Shares    Amount   capital   (deficit)    adjustment
--------------------------------------------------------------------------------------------------------------------
Balance, January 29, 1999
issued for cash. . . . . . . . . . . . . . . . . . . . . . .   7,500,000  $ 3,000  $      -  $       -   $         -

April 4, 1999:
Issued for cash. . . . . . . . . . . . . . . . . . . . . . .   3,000,000    1,200         -          -             -

Foreign currency
translation adjustments. . . . . . . . . . . . . . . . . . .           -        -         -          -            (3)

Net income . . . . . . . . . . . . . . . . . . . . . . . . .           -        -         -      3,350             -
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1999 . . . . . . . . . . . . . . . . .  10,500,000    4,200         -      3,350            (3)

April 30, 2000:
Issued for cash. . . . . . . . . . . . . . . . . . . . . . .   1,195,650    1,196   118,369          -             -

April 30, 2000:
Issued for services. . . . . . . . . . . . . . . . . . . . .     129,250      129    12,796          -             -

April 30, 2000:
Issued for cash. . . . . . . . . . . . . . . . . . . . . . .     677,013      677    67,024          -             -

September 18, 2000:
Issued for services. . . . . . . . . . . . . . . . . . . . .      12,000       12     1,188          -             -

November 15, 2000:
Issued for cash. . . . . . . . . . . . . . . . . . . . . . .      45,244       45     6,742          -             -

December 28, 2000:
Issued for services. . . . . . . . . . . . . . . . . . . . .     106,000      106     4,894          -             -

Detachable warrants issued with convertible debt . . . . . .           -        -     8,287          -             -

Stock compensation . . . . . . . . . . . . . . . . . . . . .           -        -    16,103          -             -

Conversion benefit of convertible debt . . . . . . . . . . .           -    8,287         -          -         8,287

Foreign currency translation adjustments . . . . . . . . . .           -        -         -          -          (672)

Loss for the period. . . . . . . . . . . . . . . . . . . . .           -        -         -   (287,656)            -
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 2000 . . . . . . . . . . . . . . . . .  12,665,157  $ 6,365  $243,690  $(284,306)  $      (675)
--------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                                                 Total
                                                              stockholders'
                                                                  equity
                                                              (deficiency)
--------------------------------------------------------------------------
Balance, January 29, 1999
issued for cash. . . . . . . . . . . . . . . . . . . . . . .  $      3,000

April 4, 1999:
Issued for cash. . . . . . . . . . . . . . . . . . . . . . .         1,200

Foreign currency
translation adjustments. . . . . . . . . . . . . . . . . . .            (3)

Net income . . . . . . . . . . . . . . . . . . . . . . . . .         3,350
--------------------------------------------------------------------------

Balance, December 31, 1999 . . . . . . . . . . . . . . . . .         7,547

April 30, 2000:
Issued for cash. . . . . . . . . . . . . . . . . . . . . . .       119,565

April 30, 2000:
Issued for services. . . . . . . . . . . . . . . . . . . . .        12,925

April 30, 2000:
Issued for cash. . . . . . . . . . . . . . . . . . . . . . .        67,701

September 18, 2000:
Issued for services. . . . . . . . . . . . . . . . . . . . .         1,200

November 15, 2000:
Issued for cash. . . . . . . . . . . . . . . . . . . . . . .         6,787

December 28, 2000:
Issued for services. . . . . . . . . . . . . . . . . . . . .         5,000

Detachable warrants issued with convertible debt . . . . . .         8,287

Stock compensation . . . . . . . . . . . . . . . . . . . . .        16,103

Conversion benefit of convertible debt

Foreign currency translation adjustments . . . . . . . . . .          (672)

Loss for the period. . . . . . . . . . . . . . . . . . . . .      (287,656)
--------------------------------------------------------------------------

Balance, December 31, 2000 . . . . . . . . . . . . . . . . .  $    (34,926)
--------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                                               4
E-COM  TECHNOLOGIES  CORPORATION
Consolidated  Statements  of  Cash  Flows
(Expressed  in  U.S.  dollars)


                                                                             Period  from
                                                                            inception  on
                                                                             January  29,
                                                             Year  ended         1999  to
                                                            December  31,   December  31,
                                                                    2000             1999
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .  $(287,656)  $ 3,350
Non-cash item:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .     13,318       532
Services rendered in exchange for stock . . . . . . . . . . .     19,125         -
Compensation cost related to stock options granted. . . . . .     16,103         -
Interest expense of conversion option benefit of convertible
debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,106         -
Changes in non-cash operating
working capital:
Accounts receivable . . . . . . . . . . . . . . . . . . . . .    (28,285)   (2,054)
Work-in-progress. . . . . . . . . . . . . . . . . . . . . . .    (16,838)        -
Accounts payable and accrued liabilities. . . . . . . . . . .     95,695     3,059
-----------------------------------------------------------------------------------

Total cash flows (used in) provided by operating activities .   (186,432)    4,887

Cash flows from investing activities:
Purchase of equipment . . . . . . . . . . . . . . . . . . . .    (27,376)   (4,436)
-----------------------------------------------------------------------------------

Total cash flows (used in) investing activities . . . . . . .    (27,376)   (4,436)

Cash flows from financing activities:
Issuance of capital stock . . . . . . . . . . . . . . . . . .    194,053     4,200
Repayment of obligations under capital lease. . . . . . . . .     (3,437)        -
Issuance of convertible debt. . . . . . . . . . . . . . . . .     24,860         -
-----------------------------------------------------------------------------------

Total cash flows (used in) provided by financing activities .    215,476     4,200

Effect of foreign currency translation on cash. . . . . . . .       (672)       (3)
-----------------------------------------------------------------------------------

Increase in cash. . . . . . . . . . . . . . . . . . . . . . .        996     4,648

Cash, beginning of period . . . . . . . . . . . . . . . . . .      4,648         -
-----------------------------------------------------------------------------------

Cash, end of period . . . . . . . . . . . . . . . . . . . . .  $   5,644   $ 4,648
-----------------------------------------------------------------------------------

Supplementary disclosure:
Income taxes paid . . . . . . . . . . . . . . . . . . . . . .  $       -   $     -
Interest expense paid . . . . . . . . . . . . . . . . . . . .      2,432         -
Non-cash transactions:
Capital stock issued for services rendered. . . . . . . . . .     19,125         -
Capital assets purchased under lease. . . . . . . . . . . . .     17,585         -
Stock-based compensation. . . . . . . . . . . . . . . . . . .     16,103         -
Detachable warrants issued with convertible debt. . . . . . .      8,287         -
Conversion option benefit of convertible debt . . . . . . . .      8,287         -
-----------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999

1.     OPERATIONS:

The Company was organized on January 29, 1999 (Inception) under the laws of the State of Nevada as E-Com Technologies Corporation. The Company has a 100% owned subsidiary, E-Com Consultants (Canada) Corp., which was incorporated in the province of British Columbia. On November 10, 2000, the Company became a fully registered issuer reporting with the Securities and Exchange Commission. On December 15, 2000, the Company began trading on the National Association of Securities Dealer - Over-the-Counter Bulletin Board.

The Company develops e-commerce solutions, web-based applications, performs Internet marketing and consulting services and designs and hosts web sites.

The Company's consolidated financial statements are prepared on a going concern basis in accordance to generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has begun to generate revenues from sales of hardware and software and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the year ended December 31, 2000. The Company plans to increase revenue through marketing efforts and business development and also plans to seek additional equity financings to fund future operations. Through February 1, 2001, no such additional financing has been obtained. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to December 31, 2000, the Company operated as one business segment, web-site and related services.

All  of  the  Company's  revenues  are  generated  in  Canada.

2.     SIGNIFICANT  ACCOUNTING  POLICIES:

These consolidated financial statements have been prepared using generally accepted accounting principles in the United States.

(a)     Principles  of  consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary E-Com Consultants (Canada) Corp. All intercompany balances and transactions have been eliminated.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(b)     Foreign  operations:

The Company's functional and reporting currency is the United States dollar. Assets and liabilities that are originally denominated in foreign currencies are translated into the United States dollar reporting currency at the rate of exchange in effect of the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising on the translation are excluded from the determination of income and reported in the cumulative translation adjustment in stockholders' equity.

(c)     Fixed  assets:

Fixed assets are stated at cost. Depreciation is provided using the straight-line method at the following annual rates:

Assets                                              Rate

Computer  equipment                             3  years
Web  sites                                      2  years
Furniture  and  fixtures                        3  years


(d)     Website  development  costs:

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs and interest costs incurred during the application stage of development are capitalized and amortized over the useful life. Software development costs consist of amounts paid to third party programmers and consultants to develop the website during the application development stage and are amortized on a straight-line basis over two years commencing at the time the website became available for use.

(e)     Non-monetary  transactions:

Non-monetary transactions, that represents the culmination of an earning process, are recorded at fair market value of the services given up or the products or services received.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(f)     Income  taxes:

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

(g)     Revenue  recognition:

The Company recognizes revenue on web-site services which includes development of e-commerce websites and strategies, web design, consulting and custom programming of web based applications on a percentage of completion basis, and on hardware / software sales when the product is shipped to customers from distributors' warehouse to the customer.

(h)     Warranty:

The Company provides only a 15 day warranty on websites and e-commerce systems developed for customers. The Company accrues for warranty cost, based on its best estimate of costs to be incurred, when revenue is recognized.

(i)     Use  of  estimates:

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Assumptions underlying these estimates are limited by the availability of reliable data and the uncertainty of predictions concerning future events. Consequently, the estimates and assumptions made do not necessarily result in a precise determination of reported amounts. Actual results could differ from those estimates.

(j)     Share  issue  costs:

The cost of issuing shares of common stock is applied to reduce additional paid in capital.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(k)     Stock-based  compensation:

During the year, the Company issued stock options to non-employees and to employees. SFAS No. 123, "Accounting for Stock-Based Compensation," establishes accounting and disclosure requirements using a fair value-method of accounting for stock-based compensation plans.

As allowed under SFAS 123, the Company has elected to apply the intrinsic value-based method of accounting for stock options granted to employees. Under this method, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price. Grants of options to non-employees are recognized at the fair value of the stock options as performance occurs and the options are earned.

The Company has also adopted the disclosure requirements of SFAS No. 123 in note 6(b).

(l) Convertible debenture with detachable warrants and conversion option benefit:

The proceeds from the issuance of debt securities with detachable warrants are allocated between the warrants and the debt securities based on their relative fair market values at the time of issuance. The portion allocated to the warrants is accounted for as "Additional paid in Capital". The debt discount, equal to the difference between the face value of the convertible debt and the amount of the proceeds allocated to convertible debt, is amortized over the life of the convertible debt.

The beneficial conversion option embedded in the convertible debt is separately valued at the date of issuance. The value of the beneficial conversion option is calculated as the difference between the remaining carrying value of the convertible debt and the fair value of the common stock into which the convertible debt is convertible. The value assigned to the beneficial conversion option is amortized over the period to the earliest conversion date.

(m)     Advertising:

Advertising costs are expensed as incurred. Advertising costs amount to $2,708 and $126 for the periods ended December 31, 2000 and 1999, respectively.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999


2.     SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED):

(n)     Comparative  figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(o)     Loss  per  share:

Basic loss per share is computed by dividing income (loss) by the weighted average number of common shares outstanding during the period. Diluted income
(loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method for purposes of computing diluted earnings per share.




  3.     FIXED ASSETS:

                                                      Accumulated  Net book
 2000                                          Cost  depreciation   value
         Computer equipment                    $30,147  $ 6,673  $23,474
         Furniture and fixtures                  1,867      152    1,715
         Web sites                              17,239    6,881   10,358
                                               $49,253  $13,706  $35,547

                                                      Accumulated  Net book
 1999                                          Cost  depreciation   value

         Web sites                             $ 4,436  $   532  $ 3,904

Included in computer equipment are capital leases with costs of $17,585 (1999 - nil) and accumulated depreciation of $4,238 (1999 - nil).

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999


4.     OBLIGATIONS  UNDER  CAPITAL  LEASES:

The Company leases computer equipment under capital leases, denominated in Canadian dollars, and expiring at various dates to 2003. As at December 31, 2000, the future minimum lease payments under capital leases were as follows:




2001. . . . . . . . . . . . .  $8,007
2002. . . . . . . . . . . . .   7,499
2003. . . . . . . . . . . . .   2,067
                               17,573
Amount representing interest.   3,425
                               14,148
Current portion . . . . . . .   5,717

                                8,431



Interest rates on the capital leases range from approximately 16.1% to 30.5%. Two of the leases are guaranteed by two stockholders.

5.     CONVERTIBLE  DEBT  WITH  DETACHABLE  WARRANTS:

On November 15, 2000 the Company issued convertible debt for proceeds of $24,860. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of $0.10/share or 80% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at anytime beginning May 15, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount.

124,300 detachable warrants, convertible into common shares of the Company, were issued in conjunction with the convertible debt. The warrants expire on November 15, 2002.

The proceeds from the issuance of convertible debt securities with detachable warrants has been allocated between the warrants, the debt security, and the beneficial conversion option in accordance with the accounting policy described in note 2(l).

The fair market value of the convertible debenture and the detachable warrants were calculated using the Black Scholes option pricing model as described in note 6. The value of proceeds allocated to the detachable warrants totals $8,287. At the convertible debt commitment date, the value attributed to the beneficial conversion option was $8,287. This amount was amortized over the period to the first conversion date $2,106 in interest expense was recognized.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999


5.     CONVERTIBLE  DEBT  WITH  DETACHABLE  WARRANTS  (CONTINUED):
The value of the proceeds allocated to the convertible debt at December 31, 2000 is as follows:


Face value of debt. . . . . . . . . . . . . . . . .  $24,860
Discount attributed to warrants . . . . . . . . . .   (8,287)
Discount attributed to beneficial conversion option   (6,181)

                                                     $10,392



The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

6.     SHARE  CAPITAL:

(a)     Stock  split:

The Company had a forward stock split 2.5:1 on May 23, 2000. This has been reflected in these consolidated financial statements on a retroactive basis.

(b)     Stock  incentive  plan:

Pursuant to a stock incentive plan effective December 11, 2000, the Company has reserved 1,250,000 common shares for future issuance.
Stock  option  for  2000  is  presented  as  follows:



                                           Weighted
                                           average
                                 Number    exercise
                                of shares  price
Outstanding, December 31, 1999          -  $    -
Granted. . . . . . . . . . . .    320,000    0.10
Exercised. . . . . . . . . . .          -       -
Forfeited. . . . . . . . . . .          -       -
Expired. . . . . . . . . . . .          -       -

Outstanding, December 31, 2000    320,000  $ 0.10

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999

6.     SHARE  CAPITAL  (CONTINUED):

(b)     Stock  incentive  plan  (continued):

The  options are exercisable in accordance with the following vesting schedules:



Percentage   Vesting date
        25%    March 31, 2001
        25%     September 30, 2001
        25%     March 31, 2002
        25%     September 30, 2002



The following table summarizes information concerning outstanding and exercisable options at December 31, 2000:



                            Options outstanding                         Options exercisable
                            -------------------                         --------------------
                                      Weighted
                                      average              Weighted                   Weighted
                                     remaining             average                     average
Exercise         Number             contractual       exercise price     Number     exercise price
prices         outstanding        life (in years)        per share     exercisable    per share
0.10 . .              310,000                  4.95  $          0.10            -               -
0.25 . .               10,000                  4.95  $          0.25            -               -

                      320,000



The per share weighted average fair value of stock options granted during 2000 was $0.07 on the date of grant using the Black Scholes option-pricing model with the following average assumptions: expected dividend yield nil, risk-free interest rate of 7.5%, votality of 75%, and an expected life of 2 years. No options were granted prior to 2000.

Of the total options granted during the year, 80,000 were granted to employees, 180,000 were granted to officers and directors, and 60,000 were granted to non-employees of the Company. All options were granted with an exercise price equal to the fair market value of the stock on the date of the grant. In accordance with the Company's accounting policy described in note 2(k), no compensation cost has been recognized for the stock options granted to employees. The proportion of the fair value of the options granted to non-employees earned to December 31, 2000 was $16,103, calculated by the Black-Scholes model with the input factors set out above.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999


6.     SHARE  CAPITAL  (CONTINUED):

(b)     Stock  incentive  plan  (continued):

Had compensation cost for the stock options issued to employees been determined based on the fair value at the grant date consistent with the measurement provisions of FAS 123 and the input factors set out above, the Company's net earnings (loss) and earnings (loss) per share would have been adjusted as follows:

Loss  for  the  year,  as  reported     $     (287,656)
Loss  for  the  year,  proforma               (287,824)
Basic  loss  per  share,  as  reported           (0.02)
Basic  loss  per  share,  proforma               (0.02)
Diluted  loss  per  share,  as  reported         (0.02)
Diluted  loss  per  share,  proforma             (0.02)

(c)     Common  shares  issued  in  exchange  for  services:

During fiscal 2000, the Company issued 191,250 shares in exchange for services rendered. The value attributed to these services is $19,125 and is based on the fair value of the shares at the date of the commitment to issue.

7.     RELATED  PARTY  TRANSACTIONS:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a) Included within general and administration expenses is $90,897 paid to companies controlled by officers and directors of the Company. The fees were paid in consideration for the provision of management and consulting services to the Company.

At December 31, 2000, accounts payable includes an amount of $62,676 payable to companies controlled by officers and directors of the Company for management fees.

(b) The Company utilizes certain office and operating equipment that is provided by a Company that is owned by the Company's President at no charge.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999




8.                        INCOME TAXES:

     Deferred tax assets:
     Net operating loss carryforwards                         $134,630
     Excess of book over tax depreciation                        2,355

     Total deferred tax assets                                 136,985

     Valuation allowance                                       130,899

     Net deferred tax assets                                     6,086

     Deferred tax liabilities due to capital equipment lease    (6,086)

                                                              $  -

Based on historical operations, management is not able to demonstrate that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, before the valuation allowance, reflected on the Company's balance sheet.

For the year ended December 31, 1999 there were no significant differences between financing and tax reporting and therefore, no deferred tax benefit or liability was accrued or disclosed.




                        2000    1999
Income tax payable:
United States . . . .  $    -  $    -
Canada. . . . . . . .   3,060   3,060


Income tax provision:
United States . . . .  $    -  $    -
Canada. . . . . . . .       -   3,059




Income tax expense varies from the amounts that would be computed by applying the Canadian federal and provincial income tax rate of 45.6% (1999 - 45.6%) for the periods presented to loss before income taxes as shown in the following table:


                                                           2000       1999

Combined  Canadian  and  federal  provincial
income  taxes expected  rates                      $     (131,171)  $     2,923
Change  in  valuation  allowance                          130,898             -
Permanent  and  other  differences                            273           136
Sales  taxes                                                    -             -

Tax  provision                                     $            -   $     3,059

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Consolidated  Financial  Statements
(Expressed  in  U.S.  dollars)

Year  ended  December  31,  2000  and
period  from  inception  on  January  29,  1999  to  December  31,  1999


8.     INCOME  TAXES  (CONTINUED):

The income and losses from operations before provision of income taxes by geographic region is as follows:




                  2000       1999
United States  $ (62,559)  $(7,752)
Canada. . . .   (225,097)   14,161

               $(287,656)  $ 6,409


9.     RECENT  ACCOUNTING  PRONOUNCEMENTS:

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), is effective for fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As to date the Company has not entered into derivative financial instruments, management does not expect FAS 133 to have a material impact on the Company's consolidated financial statements.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our auditors during the year. On November 23, 2000 we dismissed G. Brad Beckstead, CPA as our auditor. On December 1, 2000 we appointed KPMG LLP as its new auditor. These facts were disclosed in an 8-K current report filed December 6, 2000 and an 8-K/A filed February 7, 2001.

                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

A.     DIRECTORS  AND  EXECUTIVE  OFFICERS

The following table sets forth certain information with respect to each of our executive officers or directors.




Name                                                     Age                 Position                  Appointed
----------------------------------------------------  ----------  -------------------------------  -----------------
                                                                  President,
James Malish . . . . . . . . . . . . . . . . . . . .          44  Chairman of the Board, Director    January 29, 1999
                                                                  Chief Financial Officer, Secretary,
Ron Jorgensen. . . . . . . . . . . . . . . . . . . .          34  Treasurer and Director             January 29, 1999
                                                                  Vice President of Corporate
                                                                  Development
Kyle Werier. . . . . . . . . . . . . . . . . . . . .          34  Director                           January 29, 1999
R. Scott Irwin . . . . . . . . . . . . . . . . . . .          33  Director                           September 8, 1999
Jeff Quennell. . . . . . . . . . . . . . . . . . . .          35  Director                           September 8, 1999

Directors are elected annually for a term of one year. None of the directors hold other directorships in other reporting companies.

JAMES MALISH, PRESIDENT, CHAIRMAN OF THE BOARD, DIRECTOR - Mr. Malish has over 14 years of programming experience, most of which has been in the areas of database design and new application development. Mr. Malish began his education in Edmonton as an Applied Researcher in college. After receiving his diploma as an Applied Researcher, he enrolled in a Computer Systems course at The Northern Alberta Institute of Technology. After graduating from NAIT in 1989, Mr. Malish worked for a transportation company for five years as a programmer and network administrator where he developed his programming skills and also gained valuable experience in relational databases.

In 1994, Mr. Malish moved to Vancouver and founded Micro Man Systems, Inc., which specializes in multimedia and text-to-speech applications software programs. In 1996, he accepted a position as the Lead Programmer and PC Specialist for NorthWest Life Assurance Company in Vancouver. His duties at NWL included the design, programming and implementation of a new policy tracking system and network administration.

RON JORGENSEN, CFO, SECRETARY AND TREASURER, DIRECTOR - Mr. Jorgensen is a Certified Public Accountant, a Chartered Accountant and has obtained a bachelor degree in Business Administration. He has also completed the Canadian
Securities Course with an honours standing, as well as various professional development courses related to corporate finance and accounting.

After completing his collegiate study, Mr. Jorgensen worked for four years in public accounting with Price Waterhouse in Vancouver, advising clients in the Independent Business Services Group. He then left public practice to work in the Managed Accounts Department of a National Securities Dealer based in Vancouver. Prior to joining E-Com, he has spent the last four years as a financial consultant, offering services in corporate finance, regulatory guidance, management consulting, accounting and taxation to clients in a variety of industries.

KYLE M. WERIER, VICE PRESIDENT OF CORPORATE DEVELOPMENT, DIRECTOR - Mr. Werier was registered as a securities broker and investment advisor in 1989 in Ontario, Canada. Mr. Werier worked with several underwriters before entering the mining sector in the early 1990's. During the next several years, Mr. Werier was associated with a variety of mining companies both as a geo-tech field consultant and later in an investor relations capacity. Mr. Werier was involved in raising equity financing and corporate communications consulting for the later part of the 1990s for public companies listed on the Vancouver Stock Exchange, the Alberta Stock Exchange and NASD OTC-BB quoted companies. Mr. Werier is currently president of Profit Communications, a private capital finance and investor relations firm.

R. SCOTT IRWIN, DIRECTOR - Mr. Irwin is currently employed by Fairmont Hotels. He is responsible for the technological direction of the corporation in over 35 International Hotels. Locations include properties in North America and Mexico.

Mr. Irwin began his career in the hospitality industry over 15 years ago. Working his way through the hotel ranks, reaching a position as Assistant Controller for a hotel in Vancouver, he then re-focused his career into Information Systems. After graduating from the British Columbia Institute of Technology in 1992 with a diploma in Computer Systems Technology, he worked for a high technology company in the medical industry. His position moved him to St. Louis, Missouri, where he was responsible for the management of a project implementation of an enterprise-wide image management solution at the Barnes Mallinckrodt Institute of Radiology.

He then returned to the hospitality industry, accepting employment with Canadian Pacific Hotels in Vancouver as the Manager of Information Systems for the Hotel Vancouver and Waterfront Centre Hotel. Within a year and a half, he was promoted to Regional Manager of Information Systems, responsible for the management of multiple information systems departments and support for the day-to-day technical operations of the properties located within British Columbia.

JEFF QUENNELL, DIRECTOR - Mr. Quennell is employed Motorola in the capacity of Account Executive to a major telecom original equipment manufacturer with responsibilities in Calgary, Alberta and Monterey, Mexico.

Mr. Quennell began his career in the electronics industry in 1987 after completing his Bachelor of Science from DeVry Institute at Phoenix, Arizona. After six years in the role of Sales/Service Manager in Toronto at the largest independent diagnostic imaging company in Canada, he was promoted to open and manage the Calgary sales and service office.

In 1997, Mr. Quennell accepted the position of Account Executive at Motorola's Semiconductor Products Sector. His tactical responsibilities include logistical support to service Nortel Network's production facilities in Calgary and Monterey, Mexico. He also has the strategic responsibility to drive embedded silicon architectures and software solution into Nortel's Enterprise Networks Technology and Engineering - Design community in Calgary.

B.     SIGNIFICANT  EMPLOYEES

Not  applicable.

C.     FAMILY  RELATIONSHIPS

There are no other family relationships among directors, executive officers or other persons nominated or chosen by E-Com to become officers or executive officers.

D.     INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS

No events have occurred during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the issuer.

E.     SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:


                  Number of Transactions
                     not Reported on a
Name              Number of Late Reports   Timely Basis   Failure to File
----------------  -----------------------  -------------  ---------------

Darcy J. Malish.                     3(1)           2(1)  Nil
                  -----------------------  -------------  ---------------
Ron Jorgensen. .                     3(1)           2(1)  Nil
                  -----------------------  -------------  ---------------
Kyle Werier. . .                     3(1)           1(1)  Nil
                  -----------------------  -------------  ---------------
R. Scott Irwin .                     3(1)           1(1)  Nil
                  -----------------------  -------------  ---------------
Jeffery Quennell                     3(1)           1(1)  Nil
----------------  -----------------------  -------------  ---------------


(1) The named officer, director or greater than 10% shareholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership when the Company's Form 10-SB became effective, a late Form 4 - Statement of Changes in Beneficial Ownership with respect to the granting of stock options and a late Form 5 - Annual Statement of Beneficial Ownership of Securities.


ITEM  10.     EXECUTIVE  COMPENSATION.

REMUNERATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS


The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons earning over $100,000 in total annual salary and bonus, for all services rendered in all capacities to E-Com, for the fiscal year ended December 31 2000:

                           Summary  Compensation  Table

                                Long  Term Compensation
                                -----------------------

               Annual  Compensation                 Awards               Payouts

                                             Other      Restricted     Securities
Name  &                                      Annual       Stock        Underlying    LTIP     All  Other
Principal                   Salary  Bonus  Compensation   Award        Options/SAR  Payouts   Compensation
Position               Year   ($)    ($)      ($)          ($)             (#)        ($)         ($)
----------------------------------------------------------------------------------------------------------
Darcy James Malish     1999   2,041*  --        --           --               0        --          --
President, CEO         2000  30,299*  --        --           --          50,000        --          --

*Fees have been paid/accrued to Micro Man Systems Ltd. a private corporations owned by Darcy James Malish.

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth each stock option grant made during fiscal 2000 to the Executive Officers named in the Summary Compensation Table above:

                          Options  /  SAR  Grants  in  the  Last  Fiscal  Year
                          Individual  Grants

             Number  of  Securities    #  of  Total  Options/SARs    Exercise or
             Underlying  Options/     Granted  to  Employees  in     Base  Price      Expiration
Name         SARs  Granted  (#)         Fiscal Year                    ($/Sh)            Date
------------------------------------------------------------------------------------------------
Darcy         50,000                     19.2%                         $0.10           December  11,  2005
J.  Malish
President,  CEO


Stock  Option  /  Incentive  Plan

On December 11, 2000, the Board of Directors approved the 2000 Stock Incentive Plan for the benefit of our officers, directors, employees and service providers. Under the plan the board of directors may grant stock options and issues stock incentives as compensation for services of common shares up to a maximum quantity, in aggregate of 1,250,000 common shares. These shares may be registered under our S-8 registration statement filed on January 19, 2001. Additionally, the exercise price of the stock options will be determined by the board of directors at the time the stock options are granted. To date, no stock incentives have been issued under this plan and the 320,000 stock options to purchase common stock have been granted to officers, directors, employees and service providers.

All  stock  options  granted  to  date vest according to the following schedule:

     March  31,  2001          25%
     September  30,  2001      25%
     March  31,  2002          25%
     September  30,  2002      25%

AGGREGATED  OPTION  EXERCISES  IN  LAST  FISCAL  YEAR AND FISCAL YEAR-END VALUES

The following table sets forth, for the Chief Executive Officer named in the Summary Compensation Table above, stock options exercised during fiscal 2000 and the fiscal year-end value of unexercised options:

  Aggregated  Options/SAR  Exercises  in  Last  Fiscal Year & FY-End Options/SAR
Values

                                       Number  of  Securities  Underlying    Value  of  Unexercised
          Shares            Value      Unexercised  Options/SARs  at         In-the-money Options/
          Acquired  on    Realized     FY-End  (#)                           SARs  at  FY-End  ($)
Name      Exercise  (#)      ($)       Exercisable/Unexercisable             Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------
Darcy        --             --           0/50,000                              $0/$100,000
J.  Malish
President,  CEO


LONG  TERM  INCENTIVE  PLANS  -  AWARDS  IN  LAST  FISCAL  YEAR

Not  applicable.


COMPENSATION  OF  DIRECTORS

Non-executive directors are compensated through participation in the stock option and stock incentive plan described below and do not currently receive any cash compensation for services in their capacity as directors. On December 11, 2000 each of the two outside directors were granted 15,000 options to purchase common shares at $0.10 per share exercisable up to December 11, 2005.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We do not currently have written employment agreements or termination or change in control arrangements with our executive officers. Our officers provide us with professional and management services and receive monthly fees of up to $8,000 to each of the three officers which are paid to private corporations owned by each officer respectively.

REPRICING  OF  OPTIONS/SAR'S

Not  applicable.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

A.     SECURITY  OWNERSHIP  OF  MANAGEMENT

The following table sets forth as of December 31, 2000 certain information regarding the beneficial ownership of our common stock by:

1. Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.      Each  of  our  director  and  executive  officers  and

3.     All  of  our  directors  and  executive  officers  as  a  group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.


                                                                                                     Fully
                                                                         Shares       Unexercised  Diluted % of
                                                                        Beneficially    Stock        Shares
Title of Class                           Name and Address                Owned         Options     Outstanding
-------------------------------------  -------------------------------  -----------  ------------  ------------
                                       James Malish
                                       #388-1281 W. Georgia St.
Common. . . . . . . . . . . . . . . .  Vancouver, B.C., Canada V6E 3J7    2,500,000        50,000        19.64%
                                       -------------------------------  -----------  ------------  ------------
                                       Ron Jorgensen
                                       #388-1281 W. Georgia St.
Common. . . . . . . . . . . . . . . .  Vancouver, B.C., Canada V6E 3J7    2,500,000        50,000        19.64%
                                       -------------------------------  -----------  ------------  ------------
                                       Kyle Werier
                                       #388-1281 W. Georgia St.
Common. . . . . . . . . . . . . . . .  Vancouver, B.C., Canada V6E 3J7    2,500,000        50,000        19.64%
                                       -------------------------------  -----------  ------------  ------------
                                       R. Scott Irwin
                                       #388-1281 W. Georgia St.
Common. . . . . . . . . . . . . . . .  Vancouver, B.C., Canada V6E 3J7            0        15,000         0.12%
                                       -------------------------------  -----------  ------------  ------------
                                       Jefferey Quennell
                                       #388-1281 W. Georgia St.
Common. . . . . . . . . . . . . . . .  Vancouver, B.C., Canada V6E 3J7            0        15,000         0.12%
                                       -------------------------------  -----------  ------------  ------------
                                       Total ownership by our officers and
Common. . . . . . . . . . . . . . . .  directors as a group               7,500,000       180,000        59.14%
-------------------------------------  -------------------------------  -----------  ------------  ------------


B.     PERSONS  SHARING  OWNERSHIP  OF  CONTROL  OF  SHARES
To the best of our knowledge no person other than James Malish, Ron Jorgensen and Kyle Werier owns or shares the power to vote 5% or more of our securities.

C.     CHANGES  IN  CONTROL
No  change  in  control  is  currently  being  contemplated.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

E-Com  Consultants  (Canada)  Corp.

Our Canadian operations are conducted through a wholly owned subsidiary, E-Com Consultants (Canada) Corp., incorporated in British Columbia, Canada.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K

During the quarter we filed an 8-K current report (December 6, 2000) announcing its change in auditors. Subsequent to year-end (February 7, 2001) an amended 8-K/A was filed regarding the same.


Financial Statements Filed as Part of the Annual Report

Consolidated Financial Statements for year ended December 31, 2000 and period from inception on January 29, 1999 to December 31, 1999

Independent Auditors' Report to the Shareholders dated February 1, 2000

Consolidated Balance Sheets as at December 31, 2000 and 1999

Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2000 and period from inception on January 29, 1999 to December 31, 1999

Consolidated Statements of Stockholders' Equity (Deficiency) for period from inception on January 29, 1999 to December 31, 2000

Consolidated Statements of Cash Flows
for the year ended December 31, 2000 and period from inception on January 29, 1999 to December 31, 1999

Notes to Consolidated Financial Statements for the year ended December 31, 2000 and period from inception on January 29, 1999 to December 31, 1999



Exhibits Required by Item 601 of Regulation S-B

EXHIBIT  NUMBER        DESCRIPTION

(3)   Articles  of  Incorporation/By-Laws

3.1   Articles  of  Incorporation  of  the  Company  filed  January  29, 1999.
      Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

3.2 By-Laws of the Company adopted January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(10)  Material Contracts

10.1  Debenture  and  Warrant  Purchase  Agreement

(21)  Subsidiaries of the Registrant

      E-Com Consultants (Canada) Corp.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          E-Com  Technologies  Corp.
                                          By: /s/ Ron Jorgensen
                                              Ron  Jorgensen,  Secretary

                                          Date: March 30, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By: /s/ Darcy James Malish
                                              Darcy  James  Malish,  President

                                          Date: March 30, 2001

                                          By: /s/ Ron Jorgensen
                                              Ron  Jorgensen,  Chief  Financial
                                              Officer

                                          Date: March 30, 2001

                                          By: /s/ R. Scott Irwin
                                              R.  Scott  Irwin,  Director

                                          Date: March 30, 2001

                                          By: /s/ Jeffery Quennell
                                              Jefferey  Quennell,  Director

                                          Date: March 30, 2001

                                          By: /s/ Kyle Werier
                                              Kyle  Werier,  VP  Corporate
                                              Development

                                           Date: March 30, 2001