Form 10QSB
period 2001-03-31
E COM TECHNOLOGIES CORP
filed 2001-05-15
CIK 1083866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark  One)
[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  quarterly  period  ended:  March  31,  2001
                                     ----------------
OR
[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934
For  the  transition  period  from  ____________  to  _____________
Commission  File  Number:            0-31503
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,665,157 (May 1, 2001)

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                                 Yes [ ] No [X]

                            E-COM TECHNOLOGIES CORP.

                                TABLE OF CONTENTS
                            E-COM TECHNOLOGIES CORP.


                                TABLE OF CONTENTS
                                                                          Page
PART  I  -  FINANCIAL  INFORMATION
Item  1.  Consolidated  Financial  Statements
Unaudited  Interim  Consolidated Balance Sheet as
at March 31, 2001 and December 31,  2000                                       3
Unaudited Interim Consolidated Statements of Operations
and Comprehensive Income for  the  3  month  periods  ended
March  31,  2001  and  March 31, 2000.                                         4
Unaudited  Interim  Consolidated  Statement  of  Stockholders'  Equity         5
Unaudited  Interim  Consolidated Statements of Cash Flows for
the 3 months ended March  31,  2001  and  March  31,  2000                     6
Notes  to  Unaudited  Interim  Consolidated  Financial  Statements             7
Item  2.  Management's  Discussion  and  Plan  of  Operation                  11
PART  II  -  OTHER  INFORMATION
Item  1.  Legal  Proceedings                                                  13
Item  2.  Changes  in  Securities  and  Use  of  Proceeds                     13
Item  3.  Defaults  Upon  Senior  Securities                                  13
Item  4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders       13
Item  5.  Other  Information                                                  13
Item  6.  Exhibits  and  Reports  on  Form  8-K                               13

Interim  Consolidated  Financial  Statements
(Expressed  in  United  States  dollars)

E-COM  TECHNOLOGIES  CORPORATION

Three  month  periods  ended  March  31,  2001  and  2000
(Unaudited)

E-COM  TECHNOLOGIES  CORPORATION
Interim  Consolidated  Balance  Sheets

(Expressed  in  United  States  dollars)

----------------------------------------------------------------------------------------------------------
                                                                               March  31,   December  31,
                                                                                 2001            2000
----------------------------------------------------------------------------------------------------------
                                                                                               (Audited)
Assets

Current assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         10,358   $   5,644
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .            34,666      30,339
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,340           -
Work-in-progress. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -      16,838
-------------------------------------------------------------------------------------------------------
                                                                                     49,364      52,821

Fixed assets, net of accumulated depreciation of $17,980 (2000 - $13,706)            28,873      35,547
-------------------------------------------------------------------------------------------------------

Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         78,237   $  88,368
-------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency

Current liabilities:
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . .  $        137,196   $  98,754
Current capital lease obligation. . . . . . . . . . . . . . . . . . . . .             5,734       5,717
-------------------------------------------------------------------------------------------------------
                                                                                    142,930     104,471

Long-term capital lease obligation. . . . . . . . . . . . . . . . . . . .             6,466       8,431

Convertible debenture, net of discount of $9,706
(2000 - $14,468)                                                                     45,154      10,392

Stockholders' deficiency:
Common stock:
Authorized:
90,000,000 common voting shares, par value
 of $0.001 per share
10,000,000 preferred stock, par value of
 $0.001 per share
Issued and outstanding:
12,665,157 common stock (2000 - 12,665,157) . . . . . . . . . . . . . . .            12,665      12,665
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .           240,890     237,390
Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (372,211)   (284,306)
Accumulated other comprehensive income (loss):
Cumulative translation adjustment . . . . . . . . . . . . . . . . . . . .             2,343        (675)
-------------------------------------------------------------------------------------------------------

Total stockholders' deficiency. . . . . . . . . . . . . . . . . . . . . .          (116,313)    (34,926)
-------------------------------------------------------------------------------------------------------

Total liabilities and stockholders' deficiency. . . . . . . . . . . . . .  $         78,237   $  88,368
-------------------------------------------------------------------------------------------------------


See accompanying notes to interim consolidated financial statements.

E-COM  TECHNOLOGIES  CORPORATION
Interim  Consolidated  Statements  of  Operations  and  Comprehensive  Loss
(Unaudited)
(Expressed  in  United  States  dollars)


Three  month  periods  ended  March  31,  2001  and  2000


-------------------------------------------------------------------------------------------------
                                                                           2001          2000
-------------------------------------------------------------------------------------------------
Revenues:
Website and programming services. . . . . . . . . . . . . . . . . . .  $    28,485   $     4,224
Hardware/software sales . . . . . . . . . . . . . . . . . . . . . . .        4,379         2,091
-------------------------------------------------------------------------------------------------
                                                                            32,864         6,315

Cost of sales and services. . . . . . . . . . . . . . . . . . . . . .       23,529         1,833
-------------------------------------------------------------------------------------------------

Gross profit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,335         4,482

Expenses:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . .        5,098             -
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . .        1,284             -
Selling, general and administrative . . . . . . . . . . . . . . . . .       90,858        12,447
-------------------------------------------------------------------------------------------------

Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       97,240        12,447
-------------------------------------------------------------------------------------------------

Loss for the year . . . . . . . . . . . . . . . . . . . . . . . . . .      (87,905)       (7,965)

Other comprehensive loss:
Foreign currency translation adjustment . . . . . . . . . . . . . . .        3,018             -
-------------------------------------------------------------------------------------------------

Comprehensive income (loss) . . . . . . . . . . . . . . . . . . . . .  $   (84,887)  $    (7,965)
-------------------------------------------------------------------------------------------------

Loss per share:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (0.01)  $    (0.001)
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (0.01)       (0.001)
-------------------------------------------------------------------------------------------------


Weighted average shares:
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,665,157    10,500,000
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12,665,157    10,500,000
-------------------------------------------------------------------------------------------------



See accompanying notes to interim consolidated financial statements.

E-COM  TECHNOLOGIES  CORPORATION
Interim  Consolidated  Statements  of  Stockholders'  Equity  (Deficiency)
(Unaudited)
(Expressed  in  United  States  dollars)


Three  month  period  ended  March  31,  2001
-------------------------------------------------------------------------------------------------------------------
                                                                                                           Total
                                                                Additional   Retained    Cumulative   stockholders'
                                                 Common  stock    paid-in    earnings    translation     equity
                                               Shares    Amount   capital   (deficit)    adjustment   (deficiency)
-------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000. . . . . . . . .  12,665,157  $12,665  $237,390  $(284,306)  $      (675)  $    (34,926)

Issued for services . . . . . . . . . . . .           -        -     3,500          -             -          3,500
Foreign currency translation of adjustments           -        -         -          -         3,018          3,018
Loss for the period . . . . . . . . . . . .           -        -         -    (87,905)            -        (87,905)
-------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2001 . . . . . . . . . .  12,665,157  $12,665  $240,890  $(372,211)  $     2,343   $   (116,313)
-------------------------------------------------------------------------------------------------------------------




See  accompanying  notes  to  interim  consolidated  financial  statements.

E-COM  TECHNOLOGIES  CORPORATION
Interim  Consolidated  Statements  of  Cash  Flows
(Unaudited)
(Expressed  in  United  States  dollars)


Three  month  periods  ended  March  31,  2001  and  2000

------------------------------------------------------------------------------------------------
                                                                              2001       2000
------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
Loss for the period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(87,905)  $ (7,965)
Non-cash item:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5,098          -
Services rendered in exchange for stock. . . . . . . . . . . . . . . . . .     3,500          -
Compensation cost related to stock options granted . . . . . . . . . . . .         -          -
Interest expense relating to convertible debenture discount. . . . . . . .       618          -
Interest expense relating to conversion option benefit on convertible debt     4,144          -
Changes in non-cash operating working capital:
Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,327)    (3,891)
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (4,340)         -
Work-in-progress . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,838          -
Accounts payable and accrued liabilities . . . . . . . . . . . . . . . . .    38,442       (706)
------------------------------------------------------------------------------------------------
                                                                             (27,932)   (12,562)

Investing activities:
Purchase of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . .         -     (3,873)
Proceeds on disposal of fixed assets . . . . . . . . . . . . . . . . . . .     1,576          -
------------------------------------------------------------------------------------------------
                                                                               1,576     (3,873)

Financing activities:
Subscriptions receivable . . . . . . . . . . . . . . . . . . . . . . . . .         -     38,152
Issuance of capital stock. . . . . . . . . . . . . . . . . . . . . . . . .         -          -
Repayment of obligations under capital lease . . . . . . . . . . . . . . .    (1,948)         -
Issuance of convertible debt . . . . . . . . . . . . . . . . . . . . . . .    30,000          -
------------------------------------------------------------------------------------------------
                                                                              28,052     38,152

Effect of foreign currency translation on cash . . . . . . . . . . . . . .     3,018       (295)
------------------------------------------------------------------------------------------------

Increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,714     21,422

Cash, beginning of period. . . . . . . . . . . . . . . . . . . . . . . . .     5,644      4,648
------------------------------------------------------------------------------------------------

Cash, end of period. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,358   $ 26,070
------------------------------------------------------------------------------------------------

Supplementary disclosure:
Income taxes paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -   $      -
Interest expense paid. . . . . . . . . . . . . . . . . . . . . . . . . . .     1,284          -
------------------------------------------------------------------------------------------------


See accompanying notes to interim consolidated financial statements.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Interim  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  dollars)

Three  month  periods  ended  March  31,  2001  and  2000


1.     BASIS  OF  PRESENTATION:

The unaudited condensed interim consolidated financial statements have been prepared by E-Com Technologies Corp. ("E-Com") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with E-Com's audited consolidated financial statements and notes for the year ended December 31, 2000, included in E-Com's Registration Statement on Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary E-Com Consultants (Canada) Corp. All intercompany balances and transactions have been eliminated.

On May 23, 2000, the Company completed a forward stock split issuing 2.5 common stock for each common stock issued and outstanding. The consolidated interim statements have been adjusted to give retroactive effect to this transaction.

2.     OPERATIONS:

The Company was organized on January 29, 1999 (Inception) under the laws of the State of Nevada as E-Com Technologies Corporation. The Company has a 100% owned subsidiary, E-Com Consultants (Canada) Corp., which was incorporated in the province of British Colombia. On November 10, 2000, the Company became a fully registered issuer reporting with the United States Securities and Exchange Commission. On December 15, 2000, the Company began trading on the National
Association  of  Securities  Dealer  -  Over-the-Counter  Bulletin  Board.

The Company develops e-commerce solutions, web-based applications, performs Internet marketing and consulting services and designs and hosts web sites. The Company's interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt about the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Interim  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  dollars)

Three  month  periods  ended  March  31,  2001  and  2000


2.     OPERATIONS  (CONTINUED):

The Company has begun to generate revenues from sales of hardware, software and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the three month period ended March 31, 2001. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to March 31, 2001, the Company operated as one business segment, web-site and related services.

All  of  the  Company's  revenues  are  generated  in  Canada.

3.     CONVERTIBLE  DEBT  WITH  DETACHABLE  WARRANTS:

(a) On November 15, 2000 the Company issued convertible debt for proceeds of $24,860. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of $0.10/share or 80% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.
The debentures are convertible into common shares of the Company at any time beginning May 15, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount. 124,300 detachable warrants, convertible into common shares of the Company, were issued in conjunction with the convertible debt. These warrants expire on November 15, 2002.

The proceeds from the issuance of convertible debt securities with detachable warrants has been allocated between the warrants, the debt security, and the beneficial conversion option.

The fair market value of the convertible debenture and the detachable warrants were calculated using the Black Scholes option pricing model. The value of proceeds allocated to the detachable warrants totaled $8,287 and is being amortized over the life of the convertible debt. At the convertible debt commitment date, the value attributed to the beneficial conversion option was $8,287 and is being amortized over the period to the first conversion date of May 15, 2001.

E-COM  TECHNOLOGIES  CORPORATION
Notes  to  Interim  Consolidated  Financial  Statements
(Unaudited)
(Expressed  in  United  States  dollars)

Three  month  periods  ended  March  31,  2001  and  2000


3.     CONVERTIBLE  DEBT  WITH  DETACHABLE  WARRANTS  (CONTINUED):

(b) On March 14, 2001 the Company issued convertible debt for gross proceeds of $30,000. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of $0.075 per share or 75% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at any time beginning September 12, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount. The value of the proceeds allocated to the convertible debt is as follows:



                                                 March  31,     December  31,
                                                       2001      2000
Face value of debt. . . . . . . . . . . . . . . . .  $54,860   $24,860
Discount attributed to warrants . . . . . . . . . .   (7,669)   (8,287)
Discount attributed to beneficial conversion option   (2,037)   (6,181)

                                                     $45,154   $10,392



The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

4.     RELATED  PARTY  TRANSACTIONS:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a) Included within general and administration expenses is $47,126 paid to companies controlled by officers and directors of the Company. The fees were paid in consideration for the provision of management and consulting services to the Company.

At December 31, 2000, accounts payable includes $103,280 payable to companies controlled by officers and directors of the Company for management fees.

(b) The Company utilizes certain office and operating equipment that is owned by the Company's President at no charge.

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

General

E-Com Technologies, Inc. ("E-Com" or the "Company"), a Nevada corporation, was incorporated on January 29, 1999. We are an information technology company employing the latest technologies to develop solutions for a global marketplace. Our principal products and services include the development of e-commerce and e-business applications, web site architecture and hosting, database design and programming, domain name registration, online payment processing, retailing of hardware and software online, Internet marketing and consulting and custom programming of web based applications. Our mission is to provide a full range of Internet professional services for clients interested in building and developing their e-commerce strategies.

We have an experienced management team with expertise in the areas of technology, finance, marketing and promotion. Headquartered in Vancouver, Canada, our Company is poised to capitalize on the technological resources that are readily available at a significantly lower cost than in most regions of North America. We also have organized talented offshore programming teams who provide assistance on various projects at costs substantially lower than in North America. The Company filed its Form 10-SB with the United States Securities and Exchange Commission, which became effective November 10, 2000. As of December 15, 2000 our common shares have been quoted for trading on the OTC Bulletin Board under the symbol "ECTC".

Results  of  Operations

The Company generated revenues of $32,864 for the quarter ended March 31, 2001, as compared to $6,315 in the quarter ended March 31, 2000. This represents an increase of $26,549 (420%) as compared to the same period in the prior year. This increase in revenue can be attributed to sales generated from marketing and business development efforts and the establishment of the Company's name in the local marketplace. Internet services and programming accounted for $28,485 of the 2001 first quarter revenues, as compared to $4,224 in the first quarter of 2000. The remaining $4,379 of revenues was derived from hardware and software sales through our online store. The comparable figure for the first quarter of 2000 was $2,091.

Cost of sales increased from $1,833 for the quarter ended March 31, 2000 to $23,529 for the quarter ended March 31, 2001, reflecting higher sales volume. Gross profits were up $4,853 from $4,482 for the quarter ended March 31, 2000 to $9,335 for the quarter ended March 31, 2001. Gross margin percentage decreased for the quarter ended March 31, 2001 as compared to the prior year as more programming costs were allocated to client projects than in the prior year.

Total operating expenses increased from $12,447 for the quarter ended March 31, 2000 to $97,240 for the same period in 2001. The increase in expenditures can be attributed to the expansion of the programming and marketing staff, additional marketing and business development activities, as well as a general increase in overhead expenses reflecting the growth of the Company.

We had a net loss of $87,905 for the quarter ended March 31, 2001 as compared to a net loss of $7,965 for the comparable period in 2000. The increase in net losses was due to higher operating expenses, primarily selling, general and administrative expenses, offset to some extent by the increase in revenues.

The Company now has of 8 full staff and management and utilizes many other programmers on a contract basis. We have also established a two member advisory board to assist in planning the corporate strategy and managing the direction and future growth of our Company, along with our two outside directors.

Future  Business

We plan to continue to increase revenues through our marketing efforts and business development activities such as the enhancement of internal and external sales teams, participation in trade shows and establishing alliances with firms that have the potential to strengthen the demand for our products and services. During the first quarter of 2001 we enhanced our marketing plan to focus business development on specific industry vertical markets, including sports and leisure, hospitality, real estate and retail shopping. By targeting specific industry segments and developing expertise in these areas we feel we will be in a position to develop proprietary applications software, which we can leverage among numerous clients and lead to both higher sales and profit margins.

We expect to continue our marketing efforts during the next three quarters in the local British Columbia market and when additional funding can be obtained on favorable terms we plan to expand our Company into the US market, likely through a marketing office in Seattle, WA. We plan to do most of the development work from our Vancouver, BC office due the lower overhead costs and favorable exchange rate. We expect that margins on development work will increase substantially once we penetrate into the US market.

As of March 31, 2001 we have prepared proposals for numerous contracts for design and development work and we expect many these proposals and quotations close in the near future. Our main focus will be to aggressively market our e-business services, web development and hosting services business, and to add to our staff through the hiring of additional marketing and programming personnel.

We plan to seek additional equity and debt financing to accelerate the growth of the Company internally and we also plan to pursue merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and help to accelerate the growth of our Company.

Liquidity  and  Capital  Resources

During the quarter ended March 31, 2001 we raised $30,000 through the issuance of convertible notes. As at March 31, 2001 we had approximately $10,358 of cash on hand and a working capital deficiency of $93,566. Although the Company's revenues have shown a positive trend in recent months, currently our operating costs exceed our revenues. We plan to raise additional funds through a private placement or public offering of equity or debt instruments to maintain the current level of operations and to provide for additional staffing in our marketing and programming departments and to provide funds to seek potential merger and acquisition candidates. The Company has had discussions with several broker dealers, private investors and other financing sources and we expect that it will be easier to raise funds now that there is a trading market for the Company's common stock. If necessary, the Company may consider loans or debentures from lenders and/or principals of E-Com. If adequate equity or debt funding cannot be obtained, we will be required to reduce staff and overhead and grow at a slower pace than originally planned.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

On March 14, 2001 the Company issued convertible debt for proceeds of $30,000 cash to Century Capital Limited. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of $0.10 per share or 75% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at any time beginning September 12, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount. The use of proceeds is for general operating expenses. No commissions or finders fees were paid in connection with this transaction. The Company relied on Regulation S of the Securities Act of 1933 in issuing these securities in an exempt transaction.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Securities Holders

None

Item 5. Other Information

None

Item 6(a). Exhibits


EXHIBIT  NUMBER

     NAME  AND/OR  IDENTIFICATION  OF  EXHIBIT

3     Articles  of  Incorporation  &  By-Laws
     (a)Articles of Incorporation of the Company filed January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For
Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

     (b)By-Laws of the Company adopted January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.




Item 6(b). Reports on Form 8-K

On February 7, 2001 we filed a Form 8-K amending the Form 8-K initially filed December 6, 2000.

                                   SIGNATURES
Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-COM TECHNOLOGIES, INC.
(Registrant)

By:  /s/  James  Malish
James  Malish,  President  and  Director

Date:  May  14,  2001
	- 9 -