Form 10QSB
period 2001-06-30
E COM TECHNOLOGIES CORP
filed 2001-08-14
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2001
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 0-31503
E-Com Technologies Corporation (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0199981 (I.R.S. Employer Identification No.)
388-1281 W. Georgia St. Vancouver, B.C., Canada (Address of principal executive offices)	V6E 3J7 (Zip Code)
(604) 608-6336 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,750,157 (July 30, 2001)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ] No [X]

E-COM TECHNOLOGIES CORP.

Table of Contents

Item 1. Financial Statements

Interim Consolidated Financial Statements
(Expressed in United States dollars)
E-COM TECHNOLOGIES CORPORATION
Three months ended June 30, 2001 and 2000
Six months ended June 30, 2001 and 2000
(Unaudited)

E-COM TECHNOLOGIES CORPORATION Interim Consolidated Balance Sheets (Expressed in United States dollars)

	June 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash	$2,576	$5,644
Accounts receivable	17,891	30,339
Prepaid expenses	2,500	-
Work-in-progress	12,521	16,838
	35,488	52,821

Fixed assets, net of accumulated depreciation of $23,426 (2000 - $13,706)	25,355	35,547

	$60,843	$88,368

Liabilities and Shareholders' Deficiency

Current liabilities
Accounts payable and accrued liabilities	$179,784	$98,754
Current capital lease obligation	6,228	5,717
	186,012	104,471

Long-term capital lease obligation	5,096	8,431
Convertible debenture, net of discount of $6,181 (2000 - $14,468)	66,179	10,392
Shareholders' deficiency:
Common stock: Authorized: 90,000,000 common voting shares, par value of $0.001 per share 10,000,000 preferred stock, par value of $0.001 per share
Issued and outstanding: 12,750,157 common stock (2000 - 12,665,157)	12,750	12,665
Additional paid-in capital	252,805	237,390
Accumulated deficit	(459,974)	(284,306)
Accumulated other comprehensive income (loss): Cumulative translation adjustment	(2,025)	(675)
Total stockholders' deficiency	(196,444)	(34,926)

Total liabilities and stockholders' deficiency	$60,843	$88,368

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION Interim Consolidated Statements of Operations and Comprehensive Loss (Unaudited) (Expressed in United States dollars)

	Three months ended June 30, 2001	Three months ended June 30, 2000	Six months ended June 30, 2001	Six months ended June 30, 2000

Revenues:
Website and programming services	$17,125	$9,164	$45,610	$13,388
Hardware/software sales	387	1,134	4,766	3,225
	17,512	10,298	50,376	16,613

Cost of sales and services	13,499	8,059	37,028	9,892

Gross profit	4,013	2,239	13,348	6,721

Expenses:
Depreciation and amortization	4,621	3,876	9,719	3,876
Interest expense	10,872	401	12,156	401
Selling, general and administrative	76,283	92,254	167,141	104,701
Total expenses	91,776	96,531	189,016	108,978

Loss for the year	(87,763)	(94,292)	(175,668)	(102,257)

Other comprehensive loss:
Foreign currency translation adjustment	1,668	(504)	(1,350)	(504)

Comprehensive loss	$(86,095)	$(94,796)	$(177,018)	$(102,761)

Loss per share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average shares:
Basic	12,667,245	11,841,942	12,666,207	11,174,678
Diluted	12,667,245	11,841,942	12,666,207	11,174,678

See accompanying notes to interim consolidated financial statements.
E-COM TECHNOLOGIES CORPORATION Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Unaudited) (Expressed in United States dollars)
Six months ended June 30, 2001

	Common Stock: Shares	Common Stock: Amount	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity (deficiency)

Balance, December 31, 2000	12,665,157	$12,665	$37,390	$(284,306)	$(675)	$(34,926)
Loss for the period	-	-	-	(175,668)	-	(175,668)
Foreign currency translation of adjustments	-	-	-	-	(1,350)	(1,350)

Comprehensive loss for the six months ended June 30, 2001	-	-	-	(175,668)	(1,350)	(177,018)
Issued for services	85,000	85	15,415	-	-	15,500

Balance, June 30, 2001	12,750,157	$12,750	$252,805	$(459,974)	$(2,025)	$(196,444)

See accompanying notes to interim consolidated financial statements.
E-COM TECHNOLOGIES CORPORATION Interim Consolidated Statements of Cash Flows (Unaudited) (Expressed in thousands of United States dollars)
Six months ended June 30, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Loss for the period	$(175,668)	$(102,257)
Items not involving cash:
Depreciation and amortization	9,719	3,876
Services rendered in exchange for stock	15,500	12,925
Interest expense relating to conversion option benefit
on convertible debt	8,287	-
Changes in non-cash working capital:
Accounts receivable	12,448	(10,655)
Prepaid expenses	(2,500)	-
Work-in-progress	4,317	-
Accounts payable and accrued liabilities	81,030	218
Net cash used in operating activities	(46,867)	(95,893)

Cash flows provided by (used in) investing activities:
Purchase of fixed assets	-	(24,024)
Proceeds on disposal of fixed assets	473	-
Net cash provided by (used in) investing activities	473	(24,024)

Cash flows from financing activities:
Issuance of common stock	-	187,266
Repayment of obligations under capital lease	(2,824)	-
Issuance of convertible debt	47,500	-
Net cash provided by financing activities	44,676	187,266
Effect of foreign currency translation on cash	(1,350)	(504)
Increase (decrease) in cash	(3,068)	66,845
Cash, beginning of period	5,644	4,648
Cash, end of period	$2,576	$71,493

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended June 30, 2001 and 2000
Six months ended June 30, 2001 and 2000

1.	Basis of presentation:

The unaudited condensed interim consolidated financial statements have been prepared by E-Com Technologies Corp. ("E-Com") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with E-Com's audited consolidated financial statements and notes for the year ended December 31, 2000, included in E-Com's Annual Report on Form 10-KSB.

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

The Company was organized on January 29, 1999 (Inception) under the laws of the State of Nevada as E-Com Technologies Corporation. The Company has a 100% owned subsidiary, E-Com Consultants (Canada) Corp., which was incorporated in the province of British Colombia. On November 10, 2000, the Company became a fully registered issuer reporting with the United States Securities and Exchange Commission. On December 15, 2000, the Company began trading on the National Association of Securities Dealers - Over-the-Counter Bulletin Board.

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
Three months ended June 30, 2001 and 2000
Six months ended June 30, 2001 and 2000

2.	Operations (continued):

The Company has begun to generate revenues from sales of hardware, software and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the six months ended June 30, 2001. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to June 30, 2001, the Company operated as one business segment, Internet and related services.
Substantially all of the Company's revenues are generated in Canada.

3.	Convertible debt with detachable warrants:
a)

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

E-COM TECHNOLOGIES CORPORATION Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended June 30, 2001 and 2000
Six months ended June 30, 2001 and 2000

3.	Convertible debt with detachable warrants (continued):
	b)

On March 14, 2001 the Company issued convertible debt for proceeds of $30,000. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of $0.075 per share or 75% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at any time beginning September 12, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount.

	c)

On May 22, 2001, the Company issued convertible debt for proceeds of $17,500. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of $0.10 per share or 75% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at any time beginning November 22, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount.

	The value of the proceeds allocated to the convertible debt is as follows:

		June 30, 2001	December 31, 2000

	Face value of debt	$72,360	$24,860
	Discount attributed to warrants	(6,181)	(8,287)
	Discount attributed to beneficial conversion option	-	(6,181)

		$66,179	$10,392

	The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

E-COM TECHNOLOGIES CORPORATION Notes to Interim Consolidated Financial Statements (Unaudited) (Expressed in United States dollars)
Three months ended June 30, 2001 and 2000
Six months ended June 30, 2001 and 2000

4.	Related party transactions:
Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:
a)

Included within general and administration expenses is $69,846 accrued to companies controlled by officers and directors of the Company. The fees were recorded as consideration for the provision of management and consulting services to the Company.

At June 30, 2000, accounts payable includes $140,890 payable to companies controlled by officers and directors of the Company for management fees.
	b)	The Company utilizes certain office and operating equipment that is owned by the Company's President at no charge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We have an experienced management team with expertise in the areas of technology, finance, marketing and promotion. Headquartered in Vancouver, Canada, our Company is poised to capitalize on the technological resources that are readily available at a significantly lower cost than in most regions of North America. We also have organized talented offshore programming teams who provide assistance on various projects at costs substantially lower than in North America. The Company filed its Form 10-SB with the United States Securities and Exchange Commission, which became effective November 10, 2000. As of December 15, 2000 our common shares have been quoted for trading on the OTC Bulletin Board® under the symbol "ECTC".

Results of Operations

Revenue, Cost of Sales and Gross Margin

For the three month period ended June 30, 2001

The Company generated revenues of $17,512 for the quarter ended June 30, 2001, as compared to $10,298 in the quarter ended June 30, 2000. This represents an increase of $7,214 (70.1%) as compared to the same period in the prior year. This increase in revenue can be attributed to sales generated from marketing and business development efforts, and the establishment of the Company's name in the local marketplace. Internet services and programming accounted for $17,125 of the 2001 second quarter revenues, as compared to $9,164 in the second quarter of 2000. The remaining $387 of revenues was derived from hardware and software sales through our online store (www.itwebstore.com), as compared to $1,134 for the second quarter of 2000. The online store was down for most of the second quarter in 2001 due to database upgrades being done. As a result revenues were less than in the first quarter of 2001.

Cost of sales increased from $8,059 for the quarter ended June 30, 2000 to $13,499 for the quarter ended June 30, 2001, for an increase of $5,440 reflecting higher revenues.

Gross profits were up $1,774 from $2,239 for the quarter ended June 30, 2000 to $4,013 for the quarter ended June 30, 2001. Gross margin percentage increased from 21.7% for the quarter ended June 30, 2000 to 22.9% for the quarter ended June 30, 2001, due to a higher percentage of revenues being derived from higher margin Internet services as opposed to lower margin hardware and software sales.

For the six month period ended June 30, 2001

For the six months ended June 30, 2001 revenues were $50,376 as compared to $16,613 for the six months ended June 30, 2000 for an increase of $33,763 (203.2%). This increase in revenue can be attributed to sales generated from marketing and business development efforts and the establishment of the Company's name in the local marketplace. Internet services and programming accounted for $45,610 of the revenue for the six months ended June 30, 2001, as compared to $13,388 for the six months ended June 30, 2000. The remaining $4,766 of revenues for the six months ended June 30, 2001 was derived from hardware and software sales through our online store (www.itwebstore.com), as compared to $3,225 for the six months ended June 30, 2000.

Cost of sales increased from $9,892 for the six months ended June 30, 2000 to $37,028 for the six months ended June 30, 2001, for an increase of $27,136 reflecting higher sales volume.

Gross profits were up $6,627 (98.6%) from $6,721 for the six months ended June 30, 2000 to $13,348 for the six months ended June 30, 2001. Gross margin percentage decreased from 40.4% for the six-month period ended June 30, 2000 to 26.5% for the six-month period ended June 30, 2001.

Selling, General and Administrative Expenses

For the three month period ended June 30, 2001

Total selling, general and administrative expenses decreased from $92,254 for the quarter ended June 30, 2000 to $76,283 for the same period in 2001. The decrease in expenditures can be attributed to the reduction of the programming and marketing staff.

For the six month period ended June 30, 2001

Total selling, general and administrative expenses increased from $104,701 for the six months ended June 30, 2000 to $167,141 for the same period in 2001. The increase in expenditures can be attributed to higher programming, marketing and overhead costs for the period, as the first quarter of 2000 had little activity.

Depreciation and Amortization

For the three month period ended June 30, 2001

Depreciation expense increased from $3,876 for the quarter ended June 30, 2000 to $4,621 for the quarter ended June 30, 2001. The increase was due to a higher asset base resulting from capitalization of web site costs and acquisitions of assets.

For the six month period ended June 30, 2001

Depreciation expense increased from $3,876 for the six months ended June 30, 2000 to $9,719 for the six-months ended June 30, 2001. The increase was due to a higher asset base resulting from capitalization of web site costs and acquisitions of assets.

Interest Expense

For the three month period ended June 30, 2001

Interest expense increased from $401 for the quarter ended June 30, 2000 to $10,872 for the quarter ended June 30, 2001. The increase was due to interest on convertible debentures issued and amortization of related discounts to interest expense.

For the six month period ended June 30, 2001

Interest expense increased from $401 for the six months ended June 30, 2000 to $12,156 for the six-months ended June 30, 2001. The increase was due to interest on convertible debentures issued and amortization of related discounts to interest expense.

Net Loss

For the three month period ended June 30, 2001

We had a net loss of $87,763 for the quarter ended June 30, 2001 as compared to a net loss of $94,292 for the comparable period in 2000. The decrease in net losses was due to lower operating expenses, primarily selling, general and administrative expenses, as well as higher gross profits.

For the six month period ended June 30, 2001

We had a net loss of $175,668 for the six months ended June 30, 2001 as compared to a net loss of $102,257 for the comparable period in 2000. The increase in net losses was due to higher operating expenses, primarily selling, general and administrative expenses, offset to some extent by the increase in revenues and gross margin.

Plan of Operation

We plan to continue to increase revenues through our marketing efforts and business development activities such as the enhancement of internal and external sales teams, participation in trade shows and establishing alliances with firms that have the potential to strengthen the demand for our products and services.

Our marketing plan is to focus business development on specific industry vertical markets, including sports and leisure, hospitality, real estate and retail shopping. By targeting specific industry segments and developing expertise in these areas we feel we will be in a position to develop proprietary applications software, which we can leverage among numerous clients and lead to both higher sales and profit margins.

We expect to continue our marketing efforts during the next year in the local British Columbia market and when additional funding can be obtained on favorable terms we plan to expand our Company into the US market, likely through a marketing office in Seattle, WA. We plan to do most of the development work from our Vancouver, BC office due to the lower overhead costs and favorable exchange rate. We expect that margins on development work will increase substantially once we penetrate into the US market. Our main focus will be to aggressively market our e-business services, web development and hosting services business, and to add to our staff through the hiring of additional marketing and programming personnel.

We plan to seek additional equity and debt financing to accelerate the growth of the Company internally. We also plan to aggressively seek merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and help to accelerate the growth of our Company. Without additional financing we will be required to reduce our staff and marketing efforts and may not be able to continue our business.

Financial Condition

Liquidity and Capital Resources

During the quarter ended June 30, 2001 we raised $17,500 through the issuance of convertible notes. As at June 30, 2001 we had $2,576 of cash on hand and a working capital deficiency of $150,524. Although the Company's revenues have shown a positive trend in recent months, currently our operating costs exceed our revenues. We plan to raise additional funds through a private placement or public offering of equity or debt instruments to maintain the current level of operations and to provide for additional staffing in our marketing and programming departments and to provide funds to seek potential merger and acquisition candidates. The Company is in discussions with several private investors and other financing sources in efforts to raise additional capital. If necessary, the Company may consider loans or debentures from lenders and/or principals of E-Com. If adequate equity or debt funding cannot be obtained, we will be required to reduce staff and overhead and grow at a slower pace than originally planned or even cease operations.

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

The Company is generating revenues from sales of hardware, software and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the six months ended June 30, 2001. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

Risk Factors

INVESTING IN OUR COMPANY INVOLVES CONSIDERABLE RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS SET FORTH IN THIS FILING AND OTHER FILINGS IN DETAIL BEFORE MAKING AN INVESTMENT DECISION. THESE RISKS AND UNCERTAINTIES ARE NOT THE ONLY ONES THAT WE FACE OR THAT MAY ADVERSELY AFFECT OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS OR UNCERTAINTIES ACTUALLY OR PARTIALLY OCCURS, OUR COMPANY, FINANCIAL CONDITION, OR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. THIS FILING ALSO CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INHERENTLY INVOLVE RISK AND UNCERTAINTY. OUR ACTUAL RESULTS COULD DEVIATE MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THIS COULD OCCUR BECAUSE OF THE RISKS SET FORTH IN THIS DOCUMENT, OUR OTHER FILINGS, OR UNANTICIPATED EVENTS AND OCCURRENCES NOT YET FORESEEN.

We are currently not generating positive cash flow and may not have the cash, equity capital, credit, or working capital to pay our current expenditures. Sales may not grow to the levels forecast and new product and service introductions may be delayed. We are seeking equity financing which may not be available on acceptable on terms and conditions to us, if at all.

We are operating at significant loss, which will further erode our already limited resources. We are currently developing new business, which if successful will enable us to generate positive cash flow. However, there is no assurance that this can be accomplished before our limited cash resources are exhausted.

We operate in a highly competitive industry and are competing with companies with substantially more financial resources and brand awareness.

Additional Executive and IT personnel need to be hired. However, given our limited financial resources this may be difficult to achieve.

The trading price of our common stock could be subject to significant fluctuations. We cannot predict the effect if any, this would have on our share price. We have convertible debentures and share purchase warrants outstanding which, if converted to common shares could substantially dilute existing shareholders. We can not predict what effect, if any, this would have on our share price.

Break-even cash flow will depend on us successfully completing and selling new products and obtaining new contracts for our services. There can be no assurances that there will be market acceptance of upcoming new products or that we will be successful in securing new service contracts.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

On May 22, 2001 the Company issued convertible debt for proceeds of $17,500 cash to a private investor. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of the closing bid price on the date of the transaction or 75% of an average of closing bid prices during a certain period prior to conversion. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at any time beginning November 22, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount. The use of proceeds is for general operating expenses. No commissions or finders fees were paid in connection with this transaction. The Company relied on Regulation S of the Securities Act of 1933 in issuing these securities in an exempt transaction.

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

Item 6(b). Reports on Form 8-K

On July 3, 2001 we filed a Form 8-K announcing the appointment of Kyle Werier as our President and the resignation of Darcy James Malish as President and director.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Com Technologies Corporation

Date: August 14, 2001

By: /s/ Kyle Werier
Kyle Werier, President and Director