Form 10QSB
period 2001-09-30
E COM TECHNOLOGIES CORP
filed 2001-11-13
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2001
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,750,157 (September 30, 2001)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ] No [X]

E-COM TECHNOLOGIES CORP.

Table of Contents

Item 1. Financial Statements

Interim Consolidated Financial Statement
(Expressed in United States dollars)

E-Com Technologies corporation

Three months ended September 30, 2001 and 2000 and
nine months ended September 30, 2001 and 2000

(Unaudited)

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Balance Sheets
(Expressed in United States dollars)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current assets:
Cash	$9,175	$5,644
Accounts Receivable	19,247	30,339
Prepaid expenses	1,173	-
Work-in-progress	2,711	16,838
	32,306	52,821
Fixed assets, net of accumulated depreciation of $26,855
(2000 - 13,706)	19,932	35,547
Total assets	$52,238	$88,368
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$38,523	$98,754
Current capital lease obligation	5,209	5,717
	43,732	104,471
Long-term liabilities:
Long-term capital lease obligation	4,262	8,431
Due to related parties	112,600	-
Long-term loans payable	52,082	-
	168,944	8,431
Convertible debenture, net of discount of $6,837
(2000 - $14,468)	65,523	10,392

Stockholders' deficiency:
Common stock
Authorized:
90,000,000 common voting share, par value of $0.001 per share
10,000,000 preferred stock, par value of $0.001 per share
Issued and outstanding:
12,750,157 common stock (2000 - 12,665,157)	12,750	12,665
Additional paid-in capital	256,305	237,390
Accumulated deficit	(496,865)	(284,306)
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	1,849	(675)
Total stockholders' deficiency	(225,961)	(34,926)
Total liabilities and stockholders' deficiency	$52,238	$88,368

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)

	Three months ended September 30, 2001	Three months ended September 30, 2000	Nine months ended September 30, 2001	Nine months ended September 30, 2000
Revenues:
Website and programming services	$7,623	$10,679	$53,233	$31,114
Hardware/software sales	1,322	17,573	6,088	20,776
	8,945	28,252	59,321	51,890
Cost of sales and services	18,732	14,642	55,760	24,463
Gross profit	(9,787)	13,610	3,561	27,427
Expenses:
Depreciation and amortization	4,477	3,991	14,196	8,076
Interest expense	1,507	-	13,663	-
Selling, general and administrative	56,728	77,004	223,869	188,993
Total expenses	62,712	80,995	251,728	197,069
Loss before unusual items	(72,499)	(67,385)	(248,167)	(169,642)
Unusual items:
Forgiveness of debt	35,608	-	35,608	-
Loss for the year	(36,891)	(67,385)	(212,559)	(169,642)
Other comprehensive loss:
Foreign currency translation adjustment	3,874	(3,244)	2,524	(3,748)
Comprehensive loss	$(33,017)	$(70,629)	$(210,035)	$(173,390)
Loss per share:
Basic	$(0.003)	$(0.01)	$(0.02)	$(0.01)
Diluted	$(0.003)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares:
Basic	12,750,157	12,504,863	12,694,497	12,262,371
Diluted	12,750,157	12,504,863	12,694,497	12,262,371

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001

	Common stock
	Shares	Amount	Additional paid-in capital	Accumlated deficit	Accumulated other comprehensive income	Total shareholders' equity (deficiency)
Balance, December 31, 2000	12,665,157	$12,665	$237,390	$(284,306)	$(675)	$(34,926)
Loss for the period	-	-	-	(212,559)	-	(212,559)
Foreign currency translation of adjustments	-	-	-	-	2,524	2,524
Comprehensive loss for the nine months ended September 30, 2001	-	-	-	(212,559)	2,524	(210,035)
Issued for services	85,000	85	18,915	-	-	19,000
Balance, September 30, 2001	12,750,157	$12,750	$256,305	$(496,865)	$1,849	$(225,961)

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollar)

Nine months ended September 30, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Loss for the period	$(212,559)	$(169,642)
Items not involving cash:
Depreciation and amortization	14,196	8,076
Services rendered in exchange for stock	19,000	-
Interest expense relating to conversion option benefit on convertible debt	7,631	-
Changes in non-cash working capital:
Accounts receivable	11,092	(9,544)
Prepaid expenses	(1,173)	-
Work-in-progress	14,127	(2,674)
Accounts payable and accrued liabilities	(60,231)	40,802
Net cash used in operating activities	(207,917)	(132,982)
Cash flows provided by (used in) investing activities:
Purchase of fixed assets	-	(26,580)
Proceeds on disposal of fixed assets	1,419	-
Net cash provided by (used in) investing activities	1,419	(26,580)
Cash flows from financing activities:
Issuance of capital stock	-	201,391
Repayment of obligations under capital lease	(4,677)	(2,362)
Issuance of convertible debt	47,500	-
Long-term debt due to related parties	112,600	-
Long-term loans payable	52,082	-
Net cash provided by financing activities	207,505	199,029
Effect of foreign currency translation on cash	2,524	(3,748)
Increase (decrease) in cash	3,531	35,719
Cash, beginning of period	5,644	4,648
Cash, end of period	$9,175	$40,367
Supplementary disclosure:
Income taxes paid	$-	$-
Interest expense paid	13,663	-

See accompanying notes to interim consolidated financial statements.

E-com Technologies Corporation
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001 and 2000

1. Basis of presentation:

The unaudited condensed interim consolidated financial statements have been prepared by E-Com Technologies Corporation ("E-Com") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with E-Com's audited consolidated financial statements and notes for the year ended December 31, 2000, included in E-Com's Annual Report on Form 10-KSB.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary E-Com Consultants (Canada) Corp. All intercompany balances and transactions have been eliminated.

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

E-com Technologies Corporation
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001 and 2000

2. Operations (continued):

The Company is generating revenues from sales of hardware, software and Internet and programming services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the nine months ended September 30, 2001. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to September 30, 2001, the Company operated as one business segment, Internet and related services.

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

The fair market value of the convertible debenture and the detachable warrants were calculated using the Black Scholes option-pricing model. The value of proceeds allocated to the detachable warrants totaled $8,287 and is being amortized over the life of the convertible debt. At the convertible debt commitment date, the value attributed to the beneficial conversion option was $8,287 and is being amortized over the period to the first conversion date of May 15, 2001.

E-com Technologies Corporation
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine months ended September 30, 2001 and 2000

3. Convertible debt with detachable warrants (continued):

(b) On March 14, 2001 the Company issued convertible debt for proceeds of $30,000. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of $0.075 per share or 75% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at any time beginning September 12, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount.

(c) On May 22, 2001 the company issued convertible debt for proceeds of $17,500. The convertible debt has an interest rate of 9% and is convertible into common shares of the Company at the conversion price of the lower of $0.10 per share or 75% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at any time beginning November 22, 2001. The debentures are redeemable at the option of the Company for payment by the Company of 120% of the outstanding amount.

The value of the proceeds allocated to the convertible debt is as follows:

	September 30, 2001	December 31, 2000
Face value of debt	$72,360	$24,860
Discount attributed to warrants	(6,837)	(8,287)
Discount attributed to beneficial	-	(6,181)
	$65,523	$10,392

The convertible debt and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

4. Related party transactions:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a) Included within general and administration expenses is $100,879 accrued to companies controlled by officers and directors of the Company. The fees were recorded as consideration for the provision of management and consulting services to the Company.

At September 30, 2001, due to related parties includes $112,600 payable to companies controlled by officers and directors of the Company for management fees.

  The Company utilizes certain office and operating equipment that is owned by the Company's officers at no charge.

  Forgiveness of debt consists of $35,608 of accrued management owed to a private company owned by the former president and director of E-Com. This debt was forgiven on July 18, 2001.

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

General

E-Com Technologies Corporation ("E-Com"or the "Company"), a Nevada corporation, was incorporated on January 29, 1999. We are an information technology company employing the latest technologies to develop solutions for a global marketplace. Our principal products and services include the development of e-commerce and e-business applications, web site architecture and hosting, database design and programming, domain name registration, online payment processing, retailing of hardware and software online, Internet marketing and consulting and custom programming of web based applications. Our mission is to provide a full range of Internet professional services for clients interested in building and developing their e-commerce strategies.

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

Results of Operations

Revenue, Cost of Sales and Gross Margin

For the three month period ended September 30, 2001

The Company generated revenues of $8,945 for the quarter ended September 30, 2001, as compared to $28,252 in the quarter ended September 30, 2000. This represents a decrease of $19,307 (68.3%) as compared to the same period in the prior year. This decrease in revenues was due primarily to a drop sales of hardware and software products. Sales from hardware and software products decreased from $17,573 in the quarter ended September 30, 2000 to $1,322 in the quarter ended September 30, 2001. This decrease is likely a result of the Company's online store, www.itwebstore.com being down for most of the second quarter in 2001 for database upgrades. Some of the customer base was lost due to this downtime and may take a number of months of marketing to replace. Internet services and programming accounted for $7,623 of the 2001 third quarter revenues, as compared to $10,679 in the third quarter of 2000. This decrease was due to fewer development projects ongoing in the third quarter as compared to the prior year due to a slower economy and decreased spending by clients on e-commerce and Internet presence.

Cost of sales increased from $14,642 for the quarter ended September 30, 2000 to $18,732 for the quarter ended September 30, 2001, for an increase of $4,090 (27.9%). This increase was due to more spending on programming costs from employees and contractors, despite the decline in sales.

Due to the lower sales volume and higher cost of sales gross margins were ($9,787) for the quarter ended September 30, 2001 as compared to $13,610 for the quarter ended September 30, 2000. Management is examining closely the reasons for the negative margins this quarter and if sales volumes do not pick up will be making cuts to the level of programming expenditures to ensure healthy margins in upcoming quarters.

For the nine month period ended September 30, 2001

For the nine months ended September 30, 2001 revenues were $59,321 as compared to $51,890 for the nine months ended September 30, 2000 for an increase of $7,431 (14.3%). This increase in revenue can be attributed to sales generated from marketing and business development efforts and the establishment of the Company's name in the local marketplace. Although sales slowed in the third quarter, the Company posted an increase for the nine-month period. Revenues from web site and programming services increased substantially, while revenues derived from hardware and software sales declined due to several months of downtime of the Company's online store in the second quarter of 2001. Internet services and programming accounted for $53,233 of the revenue for the nine months ended September 30, 2001, as compared to $31,114 for the nine months ended September 30, 2000. The remaining $6,088 of revenues for the nine months ended September 30, 2001 were derived from hardware and software sales through our online store (www.itwebstore.com), as compared to $20,776 for the nine months ended September 30, 2000.

Cost of sales increased from $24,463 for the nine months ended September 30, 2000 to $55,760 for the nine months ended September 30, 2001, for an increase of $31,297 (127.9%). The large increase in cost of sales was due to increased expenditures on programming, both in house and from contractors. Management has taken steps to monitor margins on development projects and programming costs more closely to control these costs.

Gross profits were down $23,866 (87.0%) from $27,427 for the nine months ended September 30, 2000 to $3,561 for the nine months ended September 30, 2001. Gross margin percentage decreased from 52.9% for the nine-month period ended September 30, 2000 to 6.0% for the nine-month period ended September 30, 2001. The decline is gross margins was primarily due to the slowdown in sales in the third quarter of 2001 and increased expenditures for programming services. If sales volumes do not pick up in upcoming quarters, management intends to cut programming expenditures to maintain healthy margins on development projects.

Selling, General and Administrative Expenses

For the three month period ended September 30, 2001

Total selling, general and administrative expenses decreased from $77,004 for the quarter ended September 30, 2000 to $56,728 for the same period in 2001. The decrease of $20,276 (26.3%) in expenditures can be attributed to the reduction of internal programming projects and the reduction in marketing activities. Management has also made an effort to cut all discretionary spending to reduce the Company's burn rate until economic conditions improve.

For the nine month period ended September 30, 2001

Total selling, general and administrative expenses increased from $188,993 for the nine-months ended September 30, 2000 to $223,869 for the same period in 2001. The increase of $34,876 (18.5%) in expenditures can be attributed to higher programming, marketing and overhead costs for the nine-month period, despite the reduction in such expenditures in the third quarter of 2001.

Depreciation and Amortization

For the three month period ended September 30, 2001

Depreciation expense increased from $3,991 for the quarter ended September 30, 2000 to $4,477 for the quarter ended September 30, 2001. The increase was due to a higher asset base resulting from capitalization of web site costs and acquisitions of assets.

For the nine month period ended September 30, 2001

Depreciation expense increased from $8,076 for the nine-months ended September 30, 2000 to $14,196 for the nine-months ended September 30, 2001. The increase was due to a higher asset base resulting from capitalization of web site costs and acquisitions of assets.

Interest Expense

For the three month period ended September 30, 2001

Interest expense increased from $0 for the quarter ended September 30, 2000 to $1,507 for the quarter ended September 30, 2001. The increase was due to interest on convertible debentures issued and amortization of related discounts to interest expense.

For the nine month period ended September 30, 2001

Interest expense increased from $0 for the nine months ended September 30, 2000 to $13,663 for the nine-months ended September 30, 2001. The increase was due to interest on convertible debentures issued and amortization of related discounts to interest expense.

Net Loss

For the three month period ended September 30, 2001

We had a net loss of $36,891 for the quarter ended September 30, 2001 as compared to a net loss of $67,385 for the comparable period in 2000. The decrease in net losses was due to forgiveness of accrued management fees owed to a private company owned by the former President of the Company. The former President resigned on June 28, 2001 and on July 18, 2001 he agreed to forgive any and all amounts owed to him or companies under his control. The Company's loss before this unusual item was $72,499 for the quarter ended September 30, 2001, as compared to $67,385 for the same quarter in the prior year.

For the nine month period ended September 30, 2001

We had a net loss of $212,559 for the nine months ended September 30, 2001 as compared to a net loss of $169,642 for the comparable period in 2000. The increase in net losses was due to higher operating expenses, primarily selling, general and administrative expenses, reduced to some extent by the forgiveness of debt discussed above.

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

We expect to continue our marketing efforts during the next year in the local British Columbia market and when additional funding can be obtained on favorable terms we plan to expand our Company into the US market, likely through a marketing office in Seattle, WA. We plan to complete the bulk of our development work from our Vancouver, BC office due to the lower overhead costs and favorable exchange rate. We expect that margins on development work will increase substantially once we penetrate into the US market. Our main focus will be to aggressively market our e-business services, web development and hosting services business, and to add to our staff through the hiring of additional marketing and programming personnel.

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

Financial Condition

Liquidity and Capital Resources

During the quarter ended September 30, 2001 we borrowed $52,082 from a private investor. At present there are no specified terms on the loan, however, the Company is currently negotiating terms to this loan which may include an option to convert to common equity. The lender has agreed not to demand repayment until at least January 1, 2003.

As at September 30, 2001 we had $9,175 of cash on hand and a working capital deficiency of $11,426. The Company's current financial condition is not strong as currently our operating costs exceed our revenues and due to our working capital deficiency. Management has taken steps to cut all discretionary spending and reduce overhead to the largest extent possible, while maintaining the current level of operations. However, we will need to raise additional financing in order to continue the current level of operations.

We plan to raise additional funds through a private placement or public offering of equity or debt instruments to maintain the current level of operations and to provide for additional staffing in our marketing and programming departments and to provide funds to seek potential merger and acquisition candidates. The Company is in continuous discussions with private investors and other financing sources in efforts to raise additional capital. If necessary, the Company may consider loans or debentures from lenders and/or principals of E-Com. If adequate equity or debt funding cannot be obtained, we will be required to reduce staff and overhead and grow at a slower pace than originally planned or even cease operations.

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

The Company is generating revenues from sales of hardware, software and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the nine months ended September 30, 2001. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

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

Additional Executive and information technology personnel need to be hired. However, given our limited financial resources this may be difficult to achieve.

The trading price of our common stock could be subject to significant fluctuations. We cannot predict the effect if any, this would have on our share price. We have convertible debentures and share purchase warrants outstanding which, if converted to common shares could substantially dilute existing shareholders. We can not predict what effect, if any, this would have on our share price.

Break-even cash flow will depend on us successfully completing and selling new products and obtaining new contracts for our services. There can be no assurances that there will be market acceptance of upcoming new products or that we will be successful in securing new contracts for our products and services.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2001 we borrowed $52,082 from a private investor. At present there are no specified terms on the loan, however, the Company is currently negotiating terms to this loan which may include an option to convert to common equity. The lender has agreed not to demand repayment until at least January 1, 2003. The use of proceeds is for general operating expenses. No commissions or finders fees were paid in connection with this transaction.

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

Date: November 9, 2001

By: /s/ Kyle Werier
Kyle Werier, President and Director