Form 10KSB
period 2001-12-31
E COM TECHNOLOGIES CORP
filed 2002-03-28
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number  000-31503
E-Com Technologies Corporation (Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	98-0199981 (I.R.S. Employer Identification No.)
Suite 388-1281 West Georgia Street, Vancouver, BC, Canada (Address of principal executive offices)	V6E 3J7 (Zip Code)

Issuer's telephone number  (604) 608-6336

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share, 90,000,000 shares authorized (Title of class)
Preferred Stock, 10,000,000 shares authorized (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

State issuer's revenues for its most recent fiscal year.  $ 81,113

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$262,508 (based on average of bid-ask as of March 11, 2002)

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

12,750,157 common shares (at March 11, 2002)

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

Transitional Small Business Disclosure Format (Check one):      Yes  [ ]    No [ ]

PART I

Item 1. Description of Business.

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

A. Business Development

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

Our corporate home page is at www.ecom-technologies.com. This site outlines the services we provide, from web site design and implementation to hosting, marketing and full customer support. We also own and operate an information technology online store, located at www.itwebstore.com, which sells computer hardware, software and office products to retail customers through the Internet. We also wholesale and retail of domain name registration and related services.

We have also completed development numerous e-commerce solutions, database systems and applications, as well as static and dynamic web sites for clients. We have also generated revenues from our web hosting, Internet marketing services, web based applications programming and web site maintenance for clients.

B. Business of Issuer

(1) Principal services and markets

We provide fully integrated Internet solutions and services to assist businesses build, deploy and maintain e-commerce web sites. We also develop static and dynamic database driven web sites for clients and provide custom programming services of web-based applications and other software solutions. We also provide on-going consulting, development, Internet marketing and web hosting facilities to our clients. Most businesses typically require easy-to-use solutions that enable them to update or enhance their web sites quickly and efficiently, add key functions such as electronic commerce or web applications and work with a variety of industry standards and platforms. We design products and services to specifically address these needs. We offer our services to a global marketplace and focus on small and medium size businesses.

Specifically, the services we offer are:

- E-Commerce set-up and installation
- On-line payment processing services
- Web design
- Web hosting
- Custom programming
- Graphic design
- Internet marketing
- Domain registration
- Web maintenance and content updates
- Technical writing
- Co-location services

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

None.

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

The industry we are in is highly competitive and there are a large number of companies offering competing Internet services to us. We plan to compete by developing specific market niches and developing expertise in these niches, to be in a position to know our clients business and offer them superior customer service.

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

In 2001 we have broadened our client base to over 24 development clients and 33 hosting clients. No one customer accounted for more than 20% of revenues.

(7) Patents, Trademarks, Franchises, etc.

None.

(8)Regulation

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

(10) Research and Development Activities

No expenditures were made on research and development activities during the last two fiscal years.

(11) Compliance with Environmental Laws

Not applicable.

(12) Employees

In addition to our two full time officers we presently have two full time employees and three part time employees. Our employees are currently not represented by a collective bargaining agreement, and we believe that our relations with our employees are good.

We frequently contract independent designers, programmers and consultants to complete projects with us rather than keeping people on the payroll. These designers and consultants are utilized and paid on a per-project basis or an hourly rate and can be terminated at the discretion of either party by providing written notice.

Item 2. Description of Property.

Our corporate headquarters are located at 388-1281 West Georgia Street, Vancouver, B.C., Canada V6E 3J7. We rent this approximately 1,600 square foot office space for $1,700 per month on a month to month basis. We believe this is currently suitable for our main administrative office. We do not have any additional facilities. There are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by us.

Item 3. Legal Proceedings.

None.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the fourth quarter of 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of December 15, 2000 our common shares have been quoted on the National Association of Securities Dealers over-the-counter Bulletin Board electronic quotation service (OTC-BB) under the symbol ECTC. For the period January 1 to December 31, 2001 there was approximately 11 market makers for our common shares and the high and low bid prices on the OTC-BB (source Bloomberg quotation) were as follows:
	High Bid Price	Low Bid Price
December 15, 2000 to December 31, 2000	$0.25	$0.05
January 1, 2001 to March 31, 2001	$0.53125	$0.08
April 1, 2001 to June 30, 2001	$0.10	$0.07
July 1, 2001 to September 30, 2001	$0.115	$0.04
October 1, 2001 to December 31, 2001	$0.04	$0.02

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of December 31, 2001 there were approximately 53 holders of record of our common shares. During the year no dividends were declared or paid and it unlikely that we will declare dividends in the foreseeable future.

Recent sales of Unregistered Securities - During the quarter ended December 31, 2001 we sold no equity securities.

Item 6. Management's Discussions and Analysis or Plan of Operation.

General

E-Com Technologies, Corporation ("E-Com" or the "Company"), a Nevada corporation, was incorporated on January 29, 1999. We are an e-business company employing the latest technologies to develop solutions for a global marketplace. Our principal products and services include the development of e-commerce web sites and strategies, web design and hosting, domain name registration, online payment processing, retailing of hardware and software, Internet marketing and consulting and custom programming of web based applications. Our mission is to provide a full range of Internet professional services for clients interested in building and developing their e-commerce strategies.

We have an experienced management team with expertise in the areas of technology, finance, marketing and promotion. Headquartered in Vancouver, Canada, our Company is poised to capitalize on the technological resources that are readily available at a significantly lower cost than in most regions of North America. We also have organized talented programming teams utilized on a contract basis who provide assistance on various projects. We filed our Form 10-SB with the Securities and Exchange Commission, which became effective November 10, 2000. As of December 15, 2000 our common shares have been quoted for trading on the OTC-BB under the symbol "ECTC".

Results of Operations

We generated revenues of $81,113 for the year ended December 31, 2001. This represents a decrease of $11,693 (12.6%) as compared to the prior year. This decrease in revenue can be attributed to a general slowdown in the economy and lower demand for Internet services. $5,523 of the decrease resulted from retail sales of computer hardware and software, while $6,170 was from lower revenues derived from web site development, e-commerce solutions and programming services.

Cost of sales increased from $58,816 for the year ended December 31, 2000 to $61,268 for the year ended December 31, 2001. Gross margin percentage declined to 24.4% during the year ended December 31, 2001 as compared to 36.6% in the prior year as our project work had lower profit margins as compared to projects completed in 2000.

Total operating expenses decreased from $321,646 for the year ended December 31, 2000 to $304,604 for the year ended December 31, 2001. The decrease in expenditures can be attributed to decreases in selling, general and administrative expenses and offset to some extent by increases in interest expense and depreciation and amortization. Selling, general and administrative expenses decreased from $303,789 in 2000 to $270,234 in 2001. This decrease was due lower expenditures on contract programming and to fewer employees in marketing, programming and management, as well as a general decrease in overhead expenses. Depreciation and amortization expense increased from $13,318 in 2000 to $18,422 in 2001, reflecting an increase in fixed assets. Interest expense also increased from $4,539 in 2000 to $15,948 in 2001 due to financing charges from leases on hosting servers, computer and telecommunications equipment.

We had a net loss of $249,151 for the year ended December 31, 2001 as compared to a net loss of $287,656 for the comparable year ended December 31, 2000. The decrease in net losses was due to lower operating expenses, primarily selling, general and administrative expenses, as discussed above, offset to some extent by lower gross margins.

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

We are currently seeking additional funding to accelerate growth of our business. We plan to expand our Company through marketing efforts in North America and setting up offices in other geographic regions should we be successful in obtaining sufficient financing. We plan to do most of the development work from our Vancouver, BC office due the lower overhead costs and favorable exchange rate. We expect that margins on development work will increase substantially once we penetrate into the US market.

We also plan to pursue merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and help to accelerate the growth of our Company.

Liquidity and Capital Resources

As at December 31, 2001 we had $3,870 of cash on hand and a working capital deficiency of $22,432. Although our revenues have shown a positive trend in recent months, currently our operating costs exceed our revenues. We plan to raise additional funds through a private placement or public offering of equity or debentures convertible into equity to maintain the current level of operations and to provide for additional staffing in our marketing and programming departments and to provide funds to seek potential merger and acquisition candidates. We have had discussions with several broker dealers, private investors and other financing sources, however, there is no guarantee that we will be successful in obtaining additional financing on suitable terms. If necessary, we may consider loans or debentures from lenders and/or principals of E-Com. If adequate equity or debt funding cannot be obtained, we will be required to reduce staff and overhead and grow at a slower pace than originally planned.

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

We are currently not generating positive cash flow and may not have the cash, equity capital, credit, or working capital to pay our current expenditures. Sales may not grow to the levels forecast and new product and service introductions may be delayed. We are seeking equity financing which may not be available on acceptable on terms and conditions to us, if at all. The auditors' report on our December 31, 2001 consolidated financial statements includes an additional explanatory paragraph that states that the Company has incurred losses from operations and has a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty

We are operating at significant loss, which will further erode our already limited resources. We are currently developing new business, which if successful will enable us to generate positive cash flow. However, there is no assurance that this can be accomplished before our limited cash resources are exhausted.

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

Item 7. Financial Statements

Consolidated Financial Statements

(Expressed in United States dollars)

E-COM TECHNOLOGIES CORPORATION

Years ended December 31, 2001 and 2000

Auditors' Report to the shareholders

We have audited the accompanying consolidated balance sheets of E-Com Technologies Corporation ("the Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive earnings (loss), stockholders' deficiency and cash flows for each of the years in the two year period ended December 31, 2001 and for the period from inception on January 29, 1999 to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of E-Com Technologies Corporation as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2001 and for the period from inception on January 29, 1999 to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

Chartered Accountants
Vancouver, Canada

March 1, 2002

E-COM TECHNOLOGIES CORPORATION

Consolidated Balance Sheets

(Expressed in United States dollars)

December 31, 2001 and 2000
	2001	2000
Assets
Current assets:
Cash	$3,870	$5,644
Accounts receivable	18,587	30,339
Prepaids	1,738	--
Work-in-progress	5,286	16,838
Total current assets	29,481	52,821
Fixed assets (note 3)	21,149	35,547
Total assets	$50,630	$88,368
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$45,497	$98,754
Current lease obligation (note 4)	6,416	5,717
	51,913	104,471

Long-term lease obligation (note 4)	5,249	8,431
Long-term debt due to related parties (note 8)	143,835	--
Long-term loans payable (note 5)	53,678	--
Convertible debenture (note 6)	65,731	10,392
Total liabilities	320,406	123,294

Stockholders' deficiency:
Common stock (note 7):
Authorized:
90,000,000 common voting shares, par value of $0.001 per share
10,000,000 preferred stock, par value of $0.001 per share
Issued and outstanding:
12,750,157 common stock (2000 - 12,665,157)	12,750	12,665
Additional paid-in capital	246,702	237,390
Deficit	(533,457)	(284,306)
Accumulated other comprehensive loss:
Cumulative translation adjustment	4,229	(675)
Total stockholders' deficiency	(269,776)	(34,926)
Total liabilities and stockholders' deficiency	$50,630	$88,368

Related party transactions (note 8)

See accompanying notes to consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(Expressed in United States dollars)
	Years ended December 31,		Period from Inception on January 29, 1999 to December 31,
	2001	2000	1999
Revenues:
Website and programming services	$74,318	$80,488	$46,467
Hardware/software sales	6,795	12,318	--
	81,113	92,806	46,467
Cost of sales and services	61,268	58,816	19,719
Gross profit	19,845	33,990	26,748
Expenses:
Depreciation and amortization	18,422	13,318	515
Interest expense	15,948	4,539	77
Selling, general and administrative	270,234	303,789	19,747
Total expenses	304,604	321,646	20,339
Loss for the period, before extraordinary item	(284,759)	(287,656)	6,409
Debt forgiveness (note 8(c))	35,608	--	(3,509)
Net earnings (loss)	(249,151)	(287,656)	3,350
Other comprehensive gain (loss):
Foreign currency translation adjustment	4,904	(672)	(3)
Comprehensive earnings (loss)	$(257,350)	$(288,328)	$3,347
Loss per share before extraordinary item (note 2(o)):
Basic	$(0.02)	$(0.02)	$--
Diluted	(0.02)	(0.02)	--
Loss per share:
Basic	$(0.02)	$(0.02)	$--
Diluted	(0.02)	(0.02)	--
Weighted average shares:
Basic	12,708,527	11,848,412	9,934,132
Diluted	12,708,527	12,442,741	9,934,132

See accompanying notes to consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Consolidated Statements of Stockholders' Deficiency

(Expressed in United States dollars)

Year ended December 31, 2001
	Common Shares	Stock Amount	Additional paid-in capital	Retained earnings (deficit)	Cumulative translation adjustment	Total stockholders' equity (deficiency)
Balance, January 29, 1999
issued for cash at $.0004 per share post 2.5:1 split	7,500,000	$ 3,000	$ --	$ --	$ --	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	--	--	--	1,200

Foreign currency
translation adjustments	--	--	--	--	(3)	(3)

Net earnings	--	--	--	3,350	--	3,350

Balance, December 31, 1999	10,500,000	4,200	--	3,350	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	--	--	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	--	--	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	--	--	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	--	--	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	--	--	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	--	--	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	--	6,300	(6,300)	--	--	—

Detachable warrants issued with convertible debt	--	--	8,287	--	--	8,287

Stock compensation	--	--	16,103	--	--	16,103

Conversion benefit of convertible debt	--	--	8,287	--	--	8,287

Foreign currency translation adjustments	--	--	--	--	(672)	(672)

Loss for the year	--	--	--	(287,656)	--	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	--	--	7,500

June 25, 2001:
Issued for services	10,000	10	990	--	--	1,000

Services rendered relating to prior year share issuance	--	--	14,000	--	--	14,000

Stock compensation	--	--	(13,103)	--	--	(13,103)

Foreign currency translation adjustments	--	--	--	--	4,904	4,904

Loss for the year	--	--	--	(249,151)	--	(249,151)
Balance, December 31, 2001	12,750,157	$ 12,750	$ 246,702	$ (533,457)	$ 4,229	$ (269,776)

See accompanying notes to consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Consolidated Statements of Cash Flows

(Expressed in United States dollars)
	Years ended December 31,		Period from inception on January 29, 1999 to December 31,
	2001	2000	1999
Cash flows from operations:
Net earnings (loss) for the year	$ (249,151)	$ (287,656)	$ 3,350
Non-cash item:
Depreciation and amortization	18,422	13,318	532
Services rendered in exchange for stock	22,500	19,125	--
Compensation cost related to stock options granted	(13,103)	16,103	--
Interest expense of conversion option benefit of convertible debt	7,839	2,106	--
Changes in non-cash operating working capital:
Accounts receivable	11,752	(28,285)	(2,054)
Prepaid expense	(1,738)	--	--
Work-in-progress	11,552	(16,838)	--
Accounts payable and accrued liabilities	(53,256)	95,695	3,059
Total cash flows (used in) provided by operations	(245,183)	(186,432)	4,887
Cash flows from investments:
Purchase of equipment	(4,024)	(27,376)	(4,436)
Total cash flows (used in) investing activities	(4,024)	(27,376)	(4,436)
Cash flows from financing:
Issuance of share capital	--	194,053	4,200
Repayment of obligations under capital lease	(2,483)	(3,437)	--
Issuance of convertible debt	47,500	24,860	--
Issuance of long-term debt due to related parties	143,834	--	--
Issuance of long-term loans payable	53,678	--	--
Total cash flows (used in) provided by financing	242,529	215,476	4,200
Effect of foreign currency translation on cash	4,904	(672)	(3)
Increase (decrease) in cash	(1,774)	996	4,648
Cash, beginning of period	5,644	4,648	--
Cash, end of period	$ 3,870	$ 5,644	$ 4,648

E-COM TECHNOLOGIES CORPORATION

Consolidated Statements of Cash Flows (continued)

(Expressed in United States dollars)
	Years ended December 31,		Period from inception on January 29, 1999 to December 31,
	2001	2000	1999
Supplementary disclosure:
Interest expense paid	$15,948	$2,432	$--
Non-cash transactions:
Capital stock issued for services rendered	22,500	19,125	--
Capital assets purchased under lease	--	17,585	--
Stock-based compensation	(13,103)	16,103	--
Detachable warrants issued with
convertible debt	--	8,287	--
Conversion option benefit of convertible debt	--	8,287	--

See accompanying notes to consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

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

The Company has begun to generate revenues from sales of hardware and software and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the year ended December 31, 2001 and at December 31, 2001 has an excess of current liabilities over current assets. The Company plans to increase revenue through marketing efforts and business development and also plans to seek additional equity financings to fund future operations. Through March 1, 2002, no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to December 31, 2001, the Company operated as one business segment, internet and related services.

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

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

2. Significant accounting policies (continued):

(b) Foreign operations:

The Company's functional and reporting currency is the United States dollar. The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Assets and liabilities of the foreign subsidiary are translated into the United States dollars at the rate of exchange in effect of the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising on the translation are excluded from the determination of income and reported in the cumulative translation adjustment in stockholders' equity.

(c) Fixed assets:

Fixed assets are stated at cost. Depreciation is provided using the straight-line method at the following annual rates:

Assets / Rate

Computer equipment / 3 years

Web sites / 2 years

Furniture and fixtures / 3 years

(d) Website development costs:

The Company recognizes the costs incurred in the development of the Company's website in accordance with EITF 00-2 "Accounting for Website Development Costs" and, with the provisions of AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Accordingly, direct costs and interest costs incurred during the application stage of development are capitalized and amortized over the estimated useful life. Software development costs consist of amounts paid to third party programmers and consultants to develop the website during the application development stage and are amortized on a straight-line basis over two years commencing at the time the website became available for use.

(e) Non-monetary transactions:

Non-monetary transactions that represents the culmination of an earning process, are recorded at fair market value of the services given up or the products or services received.

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

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

A valuation allowance is provided to the extent that it is not considered more likely than not that the deferred tax assets arising due to loss carryforwards or temporary differences will be realized.

(g) Revenue recognition:

The Company recognizes revenue on web-site services which includes development of e-commerce websites and strategies, web design, consulting and custom programming of web based applications on a percentage of completion basis as the contracted services are provided, and on hardware / software sales when title passes which is when the product is shipped to customers from distributors' warehouse to the customer.

(h) Warranty:

The Company provides only a 15 day warranty on websites and ecommerce systems developed for customers. The Company accrues for warranty cost, based on its best estimate of costs to be incurred, when revenue is recognized.

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

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

2. Significant accounting policies (continued):

(k) Stock-based compensation:

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS 123 (see note 7(b)).

(l) Convertible debenture with detachable warrants and beneficial conversion option:

The proceeds from the issuance of debt securities with detachable warrants are allocated between the warrants and the debt securities based on their relative fair values at the time of issuance. The portion allocated to the warrants is classified as "Additional paid in Capital". The debt discount, equal to the difference between the face value of the convertible debt and the amount of the proceeds allocated to convertible debenture, is amortized over the life of the convertible debenture.

The beneficial conversion option embedded in the convertible debenture is separately valued at the date of issuance. The value of the beneficial conversion option is calculated as the difference between the remaining carrying value of the convertible debenture and the market value of the common stock into which the convertible debenture is convertible. The value assigned to the beneficial conversion option is amortized over the period to the earliest conversion date.

(m) Advertising:

Advertising costs are expensed as incurred. Advertising costs amount to nil and $2,708 for the periods ended December 31, 2001 and 2000, respectively.

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

2. Significant accounting policies (continued):

(n) Comparative figures:

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

(o) Loss per share:

Basic loss per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method for purposes of computing diluted earnings (loss) per share. As the stock options and warrants are anti-dilutive for the periods presented, basic and diluted loss per share are the same.

3. Fixed assets:
2001	Cost	Accumulated depreciation	Net book value
Computer equipment	$30,147	$16,400	$13,747
Furniture and fixtures	5,891	1,001	4,890
Web sites	17,239	14,727	2,512
	$53,277	$32,128	$21,149

2000	Cost	Accumulated depreciation	Net book value
Computer equipment	$30,147	$6,673	$23,474
Furniture and fixtures	1,867	152	1,715
Web sites	17,239	6,881	10,358
	$49,253	$13,706	$35,547

Included in computer equipment are capital leases with costs of 32,603 (2000 - 17,585) and accumulated depreciation of $15,518 (2000 - $4,238).

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

4. Obligations under capital leases:

The Company leases computer equipment under capital leases, denominated in Canadian dollars, and expiring at various dates to 2006. As at December 31, 2001, the future minimum lease payments under capital leases were as follows:

2002	$13,032
2003	4,882
2004	1,788
2005	1,788
2006	1,480
22,970
Amount representing interest	11,305
11,665
Current portion	6,416
$5,249

Interest rates on the capital leases range from approximately 16.1% to 30.5%. Two of the leases are guaranteed by two stockholders.

5. Long-term loans payable:

During the year, an individual made a series of loans to the Company. The loans payable are unsecured, bear interest at 5% per annum and will not require repayment prior to January 1, 2003

6. Convertible debenture:

(a) On November 15, 2000, the Company issued a convertible debenture for proceeds of $24,860. The convertible debenture has an interest rate of 9% and is convertible into common shares of the Company at the lower of $0.10/share or 80% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture. The debentures are convertible into common shares of the Company at any time beginning May 15, 2001, are redeemable at the option of the Company at 120% of the outstanding amount and 124,300 detachable warrants, convertible into common shares of the Company, were issued in conjunction with the convertible debt. These warrants expire on November 15, 2002.

The proceeds from the issuance of convertible debt securities with detachable warrants has been allocated between the warrants, the debt security, and the beneficial conversion option.

The fair value of the convertible debenture and the detachable warrants were calculated using the Black Scholes option-pricing model. The value of proceeds allocated to the detachable warrants totaled $8,287 and is being amortized over the life of the convertible debt. At the convertible debt commitment date, the value attributed to the beneficial conversion option was $8,287 which was amortized over the period to the first conversion date of May 15, 2001.

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

6. Convertible debenture (continued):

(b) On March 14, 2001 the Company issued a convertible debenture for proceeds of $30,000. The Company issued an additional $17,500 in convertible debenture on May 22, 2001 pertaining to the same subscription agreement for an aggregate total of $47,500. The convertible debenture has an interest rate of 9% and is convertible into common shares of the Company at the lower of $0.075 per share or 75% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures are convertible into common shares of the Company at any time beginning September 12, 2001 and are redeemable at the option of the Company at 120% of the outstanding amount.

The value of the proceeds allocated to the convertible debt is as follows:

	2001	2000
Face value of debt	$72,360	$24,860
Discount attributable to warrants	(6,629)	(8,287)
Discount attributable to beneficial conversion option	--	(6,181)
	$65,731	$10,392

The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

7. Share capital:

(a) Stock split:

The Company had a forward stock split (2.5:1) on May 23, 2000. This split has been reflected in these consolidated financial statements on a retroactive basis.

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

7. Share capital (continued):

(b) Stock incentive plan:

Pursuant to a stock incentive plan effective December 11, 2000, the Company has reserved 1,250,000 common shares for future issuance.

Stock option activity is presented as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 1999	-	$-
Granted	320,000	0.10
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2000	320,000	0.10
Granted	-	-
Exercised	-	-
Forfeited	(90,000)	0.10
Expired	-	-
Outstanding, December 31, 2001	230,000	$0.10

The options are exercisable in accordance with the following vesting schedules:

Percentage	Vesting date
25%	March 31, 2001
25%	September 30, 2001
25%	March 31, 2002
25%	September 30, 2002

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

7. Share capital (continued):

(b) Stock incentive plan (continued):

The following table summarizes information concerning outstanding and exercisable options at December 31, 2001:

	Options outstanding			Options exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share

$0.10	220,000	3.95	$0.10	110,000	$ 0.10
$0.25	10,000	3.95	$0.25	5,000	0.25

	230,000	3.95	$0.10	115,000	$ 0.11

(i) The per share weighted average fair value of stock options granted during 2000 was $0.07 on the date of grant using the Black Scholes option-pricing model with the following average assumptions: expected dividend yield nil, risk-free interest rate of 7.5%, votality of 75%, and an expected life of 2 years. No options were granted prior to 2000.

Of the total options granted in 2000, 80,000 were granted to employees, 180,000 were granted to officers and directors, and 60,000 were granted to non-employees of the Company. All options were granted with an exercise price equal to the fair market value of the stock on the date of the grant. In accordance with the Company's accounting policy described in note 2(k), no compensation cost has been recognized for the stock options granted to employees. The fair value of the options granted to non-employees earned to December 31, 2001 was $3,000 (2000 - $16,103), calculated by the Black-Scholes model with the input factors set out above.

(ii) During 2001, no options were granted. However, due to the departure of an officer and two employees, 90,000 options were forfeited during the year ended December 31, 2001.

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

7. Share capital (continued):

(b) Stock incentive plan (continued):

If in 2001 and 2000, compensation cost for the stock options issued to employees had been determined based on the fair value at the grant date consistent with the measurement provisions of FAS 123 and the input factors set out above, the Company's net earnings (loss) and earnings (loss) per share would have been adjusted as follows:

	2001	2000
Loss for the year, as reported	$(284,759)	$(287,656)
Loss for the year, proforma	(286,530)	(287,824)
Basic loss per share, as reported	(0.02)	(0.02)
Basic loss per share, proforma	(0.02)	(0.02)
Diluted loss per share, as reported	(0.02)	(0.02)
Diluted loss per share, proforma	(0.02)	(0.02)

(c) Common shares issued in exchange for services:

During fiscal 2001, the Company issued 85,000 (2000 - 191,250) shares in exchange for services rendered. The value attributed to these services is $22,500 (2000 - $19,125) and is based on the fair value of the shares at the date of the commitment to issue.

8. Related party transactions:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a) Included within general and administration expenses is $131,177(2000 - $90,897) charged by companies controlled by officers and directors of the Company. The fees were charged in consideration for the provision of management and consulting services to the Company.

At December 31, 2001, due to related parties includes an amount of $143,834 payable to companies controlled by officers and directors of the Company for management fees. In 2000, $62,676 was included in accounts payable.

(b) The Company utilizes certain office and operating equipment that is provided by a Company that is owned by the Company's President at no charge.

(c) Forgiveness of debt consists of $35,608 of accrued management fees owed to a private company owned by a former officer and director of the Company. The debt was forgiven on July 18, 2001.

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

9. Income taxes:

	2001	2000
Deferred tax assets:
Net operating loss carryforwards	$213,600	$134,630
Excess of book over tax depreciation	7,100	2,355
Total deferred tax assets	220,700	136,985
Valuation allowance	(215,700)	(130,899)
Net deferred tax assets	5,000	6,086
Deferred tax liabilities due to capital equipment lease	(5,000)	(6,086)
	$-	$-

Based on historical operations, management is not able to demonstrate that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets, before the valuation allowance, reflected above.

For the year ended December 31, 1999 there were no significant differences between financing and tax reporting and therefore, no deferred tax benefit or liability was accrued or disclosed.

	2001	2000
Income tax payable:
United States	$-	$-
Canada	3,060	3,060

Income tax provision:
United States	$-	$-
Canada	-	-

Income tax expense varies from the amounts that would be computed by applying the Canadian federal and provincial income tax rate of 39.6% (2000 - 45.6%) for the periods presented to loss before income taxes as shown in the following table:

	2001	2000
Combined Canadian and federal provincial income taxes expected rates	$(103,852)	$(131,171)
Change in valuation allowance	84,801	130,898
Permanent and other differences	19,051	273
Tax provision	$-	$-

E-COM TECHNOLOGIES CORPORATION

Notes to Consolidated Financial Statements

(Expressed in United States dollars)

Years ended December 31, 2001 and 2000

Period from inception on January 29, 1999 to December 31, 1999

9. Income taxes (continued):

The income and losses from operations before provision of income taxes by geographic region is as follows:

	2001	2000
United States	$(39,392)	$(62,559)
Canada	(222,862)	(225,097)
	$(262,254)	$(287,656)

10. Recent accounting pronouncements:

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"), is effective for fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As to date the Company has not entered into derivative financial instruments, FAS 133 did not have a material impact on the Company's consolidated financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our auditors during the year.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

A. Directors and Executive Officers

The following table sets forth certain information with respect to each of our executive officers or directors.
Name	Age	Position	Appointed
Kyle Werier	35	President Director	January 29, 1999
Ron Jorgensen	35	CFO, Secretary, Treasurer Director	January 29, 1999
R. Scott Irwin	34	Director	September 8, 1999
Jeff Quennell	36	Director	September 8, 1999

Directors are elected annually for a term of one year. None of the directors hold other directorships in other reporting companies.

Kyle M. Werier, President, Director - Mr. Werier was registered as a securities broker and investment advisor in 1989 in Ontario, Canada. Mr. Werier worked with several underwriters before entering the mining sector in the early 1990's. During the next several years, Mr. Werier was associated with a variety of mining companies both as a geo-tech field consultant and later in an investor relations capacity. Mr. Werier was involved in raising equity financing and corporate communications consulting for the later part of the 1990s for public companies listed on the Vancouver Stock Exchange, the Alberta Stock Exchange and NASD OTC-BB quoted companies. Mr. Werier is currently president of Profit Communications, a private capital finance and investor relations firm.

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

R. Scott Irwin, Director - Mr. Irwin currently resides in San Diego California, working with a hospitality company that owns and manages hotels and golf courses in Southern California. As the Director of Information Systems, his role is to facilitate the management and deployment of technology and telecommunications for the corporation.

Mr. Irwin began his career in the hospitality industry over 15 years ago. Most recently working for Fairmont Hotels & Resorts in the capacity of Director of Technology. His San Francisco based responsibilities included the technological direction and management for over 35 International Hotels.

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

Jeff Quennell, Director - Mr. Quennell is employed by DMI in the capacity of Field Sales Engineer to a major telecom original equipment manufacturer-Nortel and selected other customers with responsibilities in Calgary, Alberta.

Mr. Quennell began his career in the electronics industry in 1987 after completing his Bachelor of Science from DeVry Institute at Phoenix, Arizona. After six years in the role of Sales/Service Manager in Toronto at the largest independent diagnostic imaging company in Canada, he was promoted to open and manage the Calgary sales and service office.

In 1997, Mr. Quennell accepted the position of Account Executive at Motorola's Semiconductor Products Sector. His tactical responsibilities included logistical support to service Nortel Network's production facilities in Calgary and Monterey, Mexico. In November 2001 he accepted a Field Sales Engineer position at DMI (Davetek Marketing a leading Semiconductor Manufacturers Representative in Western Canada). He has the strategic responsibility to drive embedded silicon architectures and software solutions into Calgary's vibrant High Technology community.

B. Significant Employees

Paul Soddy - Paul has 8 years experience in the field of web development and custom Programming. His skill set includes a myriad of programming languages and an in-depth understanding of many web development platforms. A graduate of the University of Agra Paul has obtained technical accreditation from CDI College and the American Institute of Technology.

Technical skills include:
Languages	Software	Technology	Operating Systems / Web Server
Visual Basic Scripting	Visual Interdev	COM	Windows 2000
JavaScript	Front Page 98/00	DCOM	Windows NT
Visual Basic 5 and 6	Adobe PhotoShop	MTS	Windows 98
HTML	Adobe PageMaker	ADO	Windows 95
DHTML	MS Office 95, 97	RDO	MS DOS
Dbase III Plus	2001 & XP	RDS	SCO UNIX
Delphi 3	Lotus 1-2-3		PC DOS
C++	Ventura		IIS 4+
C	IE 4+		Apache
MCF	NS 4+

Paul excels working with SQL Server 6.5, SQL Server 7.0, MySQL and MS Access databases.

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
Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File
Ron Jorgensen	Nil	Nil	Nil
Kyle Werier	Nil	Nil	Nil
R. Scott Irwin	Nil	Nil	Nil
Jeffery Quennell	Nil	Nil	Nil

Item 10. Executive Compensation.

Remuneration of Directors and Executive Officers

The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons earning over $100,000 in total annual salary and bonus, for all services rendered in all capacities to E-Com, for the fiscal year ended December 31 2001:
		Annual Compensation			Long Term Compensation		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Kyle Werier President, CEO	1999 2000 2001	2,041* 30,299* 61,975*	-- -- --	-- -- --	0 50,000 --	--	--

*Fees have been paid/accrued to 498635 BC Ltd. a private corporation owned by Kyle Werier.

Option Grants in Last Fiscal Year

The following table sets forth each stock option grant made during fiscal 2001 to the Executive Officers named in the Summary Compensation Table above:

Options / SAR Grants in the Last Fiscal Year
Individual Grants
Name	Number of Securities Underlying Options / SARs Granted (#)	% of Total Options / SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
None.

Stock Option / Incentive Plan

On December 11, 2000, the Board of Directors approved the 2000 Stock Incentive Plan for the benefit of our officers, directors, employees and service providers. Under the plan the board of directors may grant stock options and issues stock incentives as compensation for services of common shares up to a maximum quantity, in aggregate of 1,250,000 common shares. These shares may be registered under our S-8 registration statement filed on January 19, 2001. Additionally, the exercise price of the stock options will be determined by the board of directors at the time the stock options are granted. To date, no stock incentives have been issued under this plan and the 230,000 stock options to purchase common stock have been granted and are outstanding to officers, directors, employees and service providers.

All stock options granted to date vest according to the following schedule:

March 31, 2001 / 25%

September 30, 2001 / 25%

March 31, 2002 / 25%

September 30, 2002 / 25%

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth, for the Chief Executive Officer named in the Summary Compensation Table above, stock options exercised during fiscal 2001 and the fiscal year-end value of unexercised options:
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2001 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2001 Exercisable/ Unexercisable(1)
Kyle Werier President, CEO	--	--	25,000 / 25,000	$0 / $0

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

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

We do not currently have written employment agreements or termination or change in control arrangements with our executive officers. Our officers provide us with professional and management services and receive monthly fees of up to $5,000 to each of the two officers which are being accrued to private corporations owned by each officer respectively.

Repricing of Options/SAR's

Not applicable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A. Security Ownership of Management

The following table sets forth as of December 31, 2001 certain information regarding the beneficial ownership of our common stock by:

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

Title of Class	Name and Address	Shares Beneficially Owned	Unexercised Stock Options	Fully Diluted % of Shares Outstanding
Common	Ron Jorgensen #388-1281 W. Georgia St. Vancouver, B.C., Canada V6E 3J7	3,750,000	50,000	23.76%
Common	Kyle Werier #388-1281 W. Georgia St. Vancouver, B.C., Canada V6E 3J7	3,750,000	50,000	23.76%
Common	R. Scott Irwin #388-1281 W. Georgia St. Vancouver, B.C., Canada V6E 3J7	0	15,000	0.09%
Common	Jefferey Quennell #388-1281 W. Georgia St. Vancouver, B.C., Canada V6E 3J7	0	15,000	0.09%
Common	Total ownership by our officers and directors as a group	7,500,000	130,000	47.70%

B. Persons Sharing Ownership of Control of Shares

To the best of our knowledge no person other than Ron Jorgensen and Kyle Werier owns or shares the power to vote 5% or more of our securities.

C. Changes in Control

No change in control is currently being contemplated.

Item 12. Certain Relationships and Related Transactions.

E-Com Consultants (Canada) Corp.

Our Canadian operations are conducted through a wholly owned subsidiary, E-Com Consultants (Canada) Corp., incorporated in British Columbia, Canada.

Item 13. Exhibits and Reports on Form 8-K.

None.

PART F/S

See Item 7. Financial Statements

PART III

Index to Exhibits. Exhibit Number	Name and/or Identification of Exhibit
3	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on September 11, 2000.

(b)By-Laws of the Company adopted January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

4	Debenture and Warrant Purchase Agreement filed as Exhibit A in the Company's Form 10-KSB for the period ended December 31, 2000 filed April 2, 2001.
21	E-Com Consultants (Canada) Corp. incorporated in British Columbia in February 1999 is a 100% owned subsidiary corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Com Technologies Corporation

By: /s/ Ron Jorgensen
Ron Jorgensen, Secretary

Date: March 28, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kyle Werier
Kyle Werier, President

Date: March 28, 2002

By: /s/ Ron Jorgensen
Ron Jorgensen, Chief Financial Officer

Date: March 28, 2002

By: /s/ R. Scott Irwin
By: R. Scott Irwin, Director

Date: March 28, 2002

By: /s/ Jefferey Quennell
By: Jefferey Quennell, Director

Date: March 28, 2002