Form 10QSB
period 2002-03-31
E COM TECHNOLOGIES CORP
filed 2002-05-13
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,750,157 (April 29, 2002)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ] No [X]

E-COM TECHNOLOGIES CORPORATION

Table of Contents

Item 1.

Interim Consolidated Financial Statements
(Expressed in United States dollars)

E-Com Technologies corporation

Three month periods ended March 31, 2002 and 2001

(Unaudited)

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Balance Sheets
(Expressed in United States dollars)
	March 31, 2002	December 31, 2001
Assets
Current assets:
Cash	$187	$3,870
Accounts receivable	8,577	18,587
Prepaid expenses	2,560	1,738
Work-in-progress	-	5,286
	11,324	29,481
Fixed assets, net of accumulated depreciation of $36,171
(2001 - $32,128)	17,106	21,149
Total assets	$ 28,430	$ 50,630
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$ 41,454	$ 45,497
Current capital lease obligation	5,501	6,416
	46,955	51,913

Long-term capital lease obligation	4,501	5,249
Long-term debt due to related parties	175,926	143,835
Loans payable	57,111	53,678
Convertible debenture, net of discount of $6,215
(2001 - $6,629)	66,145	65,731
Total liabilities	350,638	320,406

Stockholders' deficiency:
Common stock:
Authorized:
90,000,000 common voting shares, par value of $0.001 per share
10,000,000 preferred stock, par value of $0.001 per share
Issued and outstanding:
12,750,157 common stock (2001 - 12,750,157)	12,750	12,750
Additional paid-in capital	246,702	246,702
Deficit	(586,020)	(533,457)
Accumulated other comprehensive income:
Cumulative translation adjustment	4,360	4,229
Total stockholders' deficiency	(322,208)	(269,776)
Total liabilities and stockholders' deficiency	$ 28,430	$ 50,630

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)
Three month periods ended March 31, 2002 and 2001
	2002	2001
Revenues:
Website and programming services	$ 9,584	$ 28,485
Hardware/software sales	-	4,379
	9,584	32,864
Cost of sales and services	8,879	23,529
Gross profit	705	9,335
Expenses:
Depreciation and amortization	4,043	5,098
Interest expense	2,116	1,284
Selling, general and administrative	47,109	90,858
Total expenses	53,268	97,240
Loss for the period	(52,563)	(87,905)
Other comprehensive gain:
Foreign currency translation adjustment	131	3,018
Comprehensive income (loss)	$ (52,432)	$ (84,887)
Loss per share:
Basic	$ (0.00)	$ (0.01)
Diluted	(0.00)	(0.01)
Weighted average shares:
Basic	12,750,157	12,665,157
Diluted	12,750,157	12,665,157

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)
(Expressed in United States dollars)
Three month period ended March 31, 2002
	Common stock Shares	Common stock Amount	Additional paid-in capital	Retained earnings (deficit)	Cumulative translation adjustment	Total stockholders; equity (deficiency)
Balance, January 29, 1999
issued for cash at $.0004 per share post 2.5:1 split	7,500,000	$ 3,000	$ -	$ -	$ -	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	-	-	-	1,200

Foreign currency translation adjustments	-	-	-	-	(3)	(3)

Net earnings	-	-	-	3,350	-	3,350

Balance, December 31, 1999	10,500,000	4,200	-	3,350	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	-	-	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	-	-	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	-	-	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	-	-	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	-	-	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	-	-	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	-	6,300	(6,300)	-	-	-

Detachable warrants issued with convertible debt	-	-	8,287	-	-	8,287

Stock compensation	-	-	16,103	-	-	16,103

Conversion benefit of convertible debt	-	-	8,287	-	-	8,287

Foreign currency translation adjustments	-	-	-	-	(672)	(672)

Loss for the year	-	-	-	(287,656)	-	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	-	-	7,500

June 25, 2001:
Issued for services	10,000	10	990	-	-	1,000

Services rendered relating to prior year share issuance	-	-	14,000	-	-	14,000

Stock compensation	-	-	(13,103)	-	-	(13,103)

Foreign currency translation adjustments	-	-	-	-	4,904	4,904

Loss for the year	-	-	-	(249,151)	-	(249,151)

Balance, December 31, 2001	12,750,157	12,750	246,702	(533,457)	4,229	(269,776)

Loss for the period	-	-	-	(52,563)	-	(52,563)

Foreign currency translation of adjustments	-	-	-	-	131	131

Balance, March 31, 2002	12,750,157	$ 12,750	$ 246,702	$ (586,020)	$ 4,360	$ (322,208)

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)
Three month periods ended March 31, 2002 and 2001
	2002	2001
Cash provided by (used in):
Operating activities:
Loss for the period	$ (52,563)	$ (87,905)
Non-cash item:
Depreciation	4,043	5,098
Services rendered in exchange for stock	-	3,500
Compensation cost related to stock options granted	-	-
Interest expense relating to convertible debenture discount	-	618
Interest expense of conversion option benefit of convertible debt	414	4,144
Changes in non-cash operating working capital:
Accounts receivable	10,010	(4,327)
Prepaid expense	(822)	(4,340)
Work-in-progress	5,286	16,838
Accounts payable and accrued liabilities	(4,043)	38,442
	(37,675)	(27,932)
Investing activities:
Purchase of fixed assets	-	-
Proceeds on disposal of fixed assets	-	1,576
	-	1,576
Financing activities:
Subscriptions receivable	-	-
Issuance of capital stock	-	-
Repayment of obligations under capital lease	(1,663)	(1,948)
Issuance of convertible debt	-	30,000
Issuance of long-term debt due to related parties	32,091	-
Issuance of long-term loans payable	3,433	-
	33,861	28,052
Effect of foreign currency translation on cash	131	3,018
Increase (decrease) in cash	(3,683)	4,714
Cash, beginning of period	3,870	5,644
Cash, end of period	$ 187	$ 10,358

Supplementary disclosure:
Income taxes paid	$ -	$ -
Interest expense paid	2,530	1,284

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)
Three month periods ended March 31, 2002 and 2001

1. Basis of presentation:

The unaudited condensed interim consolidated financial statements have been prepared by E-Com Technologies Corp. ("E-Com") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with E-Com's audited consolidated financial statements and notes for the year ended December 31, 2001, included in E-Com's Registration Statement on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent to these applied for the year ended December 31, 2001.

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

E-COM TECHNOLOGIES CORPORATION

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)
Three month periods ended March 31, 2002 and 2001

2. Operations (continued):

The Company has begun to generate revenues from sales of hardware, software and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the three month period ended March 31, 2002. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to March 31, 2002, the Company operated as one business segment, internet and related services.

All of the Company's revenues are generated in Canada.

3. Convertible debt with detachable warrants:

(a) On November 15, 2000 the Company issued convertible debenture for proceeds of $24,860. The convertible debenture has an interest rate of 9% and is convertible into common shares of the Company at the lower of $0.10 per share or 80% of the average closing price. Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture. The debentures are convertible into common shares of the Company at 120% of the outstanding amount and 124,300 detachable warrants, convertible into common shares of the Company, were issued in conjunction with the convertible debt. The warrants expire on November 15, 2002.

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

E-COM TECHNOLOGIES CORPORATION

Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)
Three month periods ended March 31, 2002 and 2001

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

The value of the proceeds allocated to the convertible debt is as follows:

	March 31, 2002	December 31, 2001
Face value of debt	$ 72,360	$ 72,360
Discount attributed to warrants	(6,215)	(6,629)
Discount attributed to beneficial conversion option	-	-

	$ 66,145	$ 65,731

The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

4. Related party transactions:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a) Included within general and administration expenses is $30,111 (2000 - $47,126) charged by companies controlled by officers and directors of the Company. The fees were charged in consideration for the provision of management and consulting services to the Company.

At March 31, 2002, due to related parties includes an amount of $175,926 payable to companies controlled by officers and directors of the Company for management fees. At December 31, 2001, this balance was $143,834.

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

General

E-Com Technologies Corporation ("E-Com" or the "Company"), a Nevada corporation, was incorporated on January 29, 1999. We are an information technology company employing the latest technologies to develop solutions for a global marketplace. Our principal products and services include the development of e-commerce and e-business applications, web site architecture and hosting, database design and programming, domain name registration, online payment processing, Internet marketing and consulting and custom programming of web based applications. Our mission is to provide a full range of Internet professional services for clients interested in building and developing their e-commerce strategies.

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

Results of Operations

The Company generated revenues of $9,584 for the quarter ended March 31, 2002, as compared to $32,864 in the quarter ended March 31, 2001. This represents a decrease of $23,280 (70.8%) as compared to the same period in the prior year. This decrease in revenue can be attributed to a lower demand for our services due to a general downturn in economic conditions and the difficult environment for small technology companies to raise capital for their operations. We have also had to cut back on marketing resources, which has affected sales revenue. Internet services and programming accounted our entire first quarter revenues. We discontinued our online store retailing hardware and software, as these products have low margins on sales and it has not generated significant sales volumes.

Cost of sales decreased from $23,529 for the quarter ended March 31, 2001 to $8,879 for the quarter ended March 31, 2002, reflecting lower sales volume. Gross profits were down $8,630 from $9,335 for the quarter ended March 31, 2001 to $705 for the quarter ended March 31, 2002. Gross margin percentage decreased for the quarter ended March 31, 2002 as compared to the prior year as a higher proportion of programming costs were allocated to client projects as compared to the prior year.

Total operating expenses decreased from $97,240 for the quarter ended March 31, 2001 to $53,268 for the same period in 2002. The decrease can be attributed to lower expenditures on contract programming, and to fewer employees in marketing, programming and management, as well as a general decrease in overhead expenses.

We had a net loss of $52,563 for the quarter ended March 31, 2002 as compared to a net loss of $87,905 for the comparable period in 2001. The decrease in net losses was due to lower operating expenses, primarily selling, general and administrative expenses.

The Company now has of 3 full staff and management and utilizes other programmers on a contract basis. We are now relying more heavily on contractors in an effort to reduce overhead.

Future Business

We plan to increase revenues through our marketing efforts and business development activities such as the enhancement of internal and external sales teams, participation in trade shows and establishing alliances with firms that have the potential to strengthen the demand for our products and services.

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

We plan to seek additional equity and debt financing to accelerate the growth of the Company internally. We also plan to aggressively seek merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and help to accelerate the growth of our Company. Without additional financing we will be required to reduce our staff and marketing efforts and may not be in a position to continue our business. Should such events occur we plan to continue with our strategy of seeking out potential merger and acquisition targets in an effort to enhance shareholder value.

Liquidity and Capital Resources

As at March 31, 2002 we had $187 of cash on hand and a working capital deficiency of $35,631. The Company's current financial condition is not strong as currently our operating costs exceed our revenues and due to our working capital deficiency. Management has taken steps to cut all discretionary spending and reduce overhead to the largest extent possible, while maintaining the current level of operations. However, we will need to raise additional financing in order to continue the current level of operations.

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

The Company is generating revenues from Internet and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the three months ended March 31, 2002. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financing to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

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

The trading price of our common stock could be subject to significant fluctuations. We have convertible debentures and share purchase warrants outstanding which, if converted to common shares, could substantially dilute existing shareholders. We can not predict what effect, if any, this would have on our share price.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2002 we borrowed $3,433 from a private investor. At present there are no specified terms on the loan, however, the Company is currently negotiating terms to this loan which may include an option to convert to common equity. The lender has agreed not to demand repayment until at least January 1, 2003. The use of proceeds is for general operating expenses. No commissions or finders fees were paid in connection with this transaction.

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

None.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Com Technologies Corporation

(Registrant)

Date: April 29, 2002

By: /s/ Kyle Werier
Kyle Werier, President and Director