Form 10QSB
period 2002-06-30
E COM TECHNOLOGIES CORP
filed 2002-08-15
CIK 1083866

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-QSB

(Mark One)
                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[X]                  SECURITIES EXCHANGE  ACT OF 1934

For the quarterly period ended: June 30, 2002
                                -------------
Or

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[  ]                SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------

Commission File Number:            0-31503

                      E-Com Technologies Corporation
                      ------------------------------
           (Exact name of registrant as specified in its charter)

             Nevada                                98-0199981
            --------                               ----------
(State or other jurisdiction of
 incorporation or organization)       (I.R.S. Employer Identification No.)


388-1281 W. Georgia St. Vancouver, B.C., Canada       V6E 3J7
-----------------------------------------------       -------
    (Address of principal executive offices)         (Zip Code)


                               (604) 608-6336
                               --------------
              (Registrant's telephone number, including area code)

                                     N/A
                                    -----
(Former name, former address and former fiscal year, if changed since last report)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,750,157 (July 24, 2002)

               TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

                               Yes [ ] No [X]

                        E-COM TECHNOLOGIES CORPORATION



                              Table of Contents

                                                                           Page
PART I - FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements

                Unaudited Interim Consolidated Balance Sheets as at
                June 30, 2002 and December 31, 2001                          4

                Unaudited Interim Consolidated Statements of Operations
                and Comprehensive Loss for the three-month and the
                six-month periods ended June 30, 2002 and June 30, 2001      5

                Unaudited Interim Consolidated Statements of Stockholders'
                Equity (Deficiency) for the six-months ended June 30, 2002   6

                Unaudited Interim Consolidated Statements of Cash Flows
                for the six-month periods ended June 30, 2002 and
                June 30, 2001                                                7

                Notes to Unaudited Interim Consolidated Financial
                Statements                                                   8

        Item 2. Management's Discussion and Plan of Operation                11

PART II - OTHER INFORMATION

        Item 1. Legal Proceedings                                            15

        Item 2. Changes in Securities and Use of Proceeds                    15

        Item 3. Defaults Upon Senior Securities                              15

        Item 4. Submission of Matters to a Vote of Securities Holders        15

        Item 5. Other Information                                            15

        Item 6. Exhibits and Reports on Form 8-K                             15

Item 1.


Interim Consolidated Financial Statements
(Expressed in United States dollars)

E-COM TECHNOLOGIES CORPORATION

Three month periods ended June 30, 2002 and 2001 and six month periods ended June 30, 2002 and 2001
(Unaudited)

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Balance Sheets

(Expressed in United States dollars)

------------------------------------------------------------------------------------------
                                                              June 30,        December 31,
                                                                  2002                2001
------------------------------------------------------------------------------------------
                                                           (unaudited)

Assets

Current assets:
  Cash                                                     $       202       $       3,870
  Accounts receivable                                            4,902              18,587
  Prepaid expenses                                               2,560               1,738
  Work-in-progress                                                   -               5,286
------------------------------------------------------------------------------------------
                                                                 7,664              29,481

Fixed assets, net of accumulated depreciation of $39,589
  (2001 - $32,128)                                              13,688              21,149
------------------------------------------------------------------------------------------
Total assets                                               $    21,352       $      50,630
==========================================================================================

Liabilities and Stockholders' Deficiency

Current liabilities:
  Accounts payable and accrued liabilities                 $    40,766       $      45,497
  Due to related parties                                       217,694                   -
  Loans payable                                                 62,224                   -
  Current capital lease obligation                               5,874               6,416
------------------------------------------------------------------------------------------
                                                               326,558              51,913

Long-term capital lease obligation                               2,890               5,249

Long-term debt due to related parties                                -             143,835

Loans payable                                                        -              53,678

Convertible debenture, net of discount of $5,801
  (2001 - $6,629)                                               66,559              65,731
------------------------------------------------------------------------------------------
Total liabilities                                              396,007             320,406

Stockholders' deficiency:
  Common stock:
    Authorized:
      90,000,000 common voting stock, par value of $0.001
       per share
      10,000,000 preferred stock, par value of $0.001
       per share
    Issued and outstanding:
      12,750,157 common stock (2001 - 12,750,157)               12,750              12,750
    Additional paid-in capital                                 246,702             246,702
    Deficit                                                   (627,226)           (533,457)
    Accumulated other comprehensive income:
      Cumulative translation adjustment                         (6,881)              4,229
------------------------------------------------------------------------------------------
    Total stockholders' deficiency                            (374,655)           (269,776)
------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency             $    21,352       $      50,630
==========================================================================================


See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)

---------------------------------------------------------------------------------------------------------
                                         Three months      Three months       Six month       Six months
                                                ended             ended           ended            ended
                                             June 30,          June 30,        June 30,         June 30,
                                                 2002              2001            2002             2001
---------------------------------------------------------------------------------------------------------
Revenues:
  Website and programming services      $       6,256    $      17,125    $      15,840    $      45,610
  Hardware/software sales                           -              387                -            4,766
---------------------------------------------------------------------------------------------------------
                                                6,256           17,512           15,840           50,376

  Cost of sales and services                    1,384           13,499           10,263           37,028
---------------------------------------------------------------------------------------------------------
  Gross profit                                  4,872            4,013            5,577           13,348

Expenses:
  Depreciation and amortization                 3,418            4,621            7,461            9,719
  Interest expense                              2,061           10,872            4,177           12,156
  Selling, general and administrative          40,599           76,283           87,708          167,141
---------------------------------------------------------------------------------------------------------
  Total expenses                               46,078           91,776           99,346          189,016
---------------------------------------------------------------------------------------------------------
Loss for the period                           (41,206)         (87,763)         (93,769)        (175,668)

Other comprehensive gain:
  Foreign currency translation adjustment     (11,241)          (4,368)         (11,110)          (1,350)
---------------------------------------------------------------------------------------------------------
Comprehensive loss                      $     (52,447)   $     (92,131)   $    (104,879)   $    (177,018)
=========================================================================================================

Loss per share:
  Basic                                 $       (0.00)   $       (0.01)   $       (0.01)   $       (0.01)
  Diluted                                       (0.00)           (0.01)           (0.01)           (0.01)
=========================================================================================================

Weighted average shares:
  Basic                                     12,750,157       12,667,245       12,750,157       12,666,207
  Diluted                                   12,750,157       12,667,245       12,750,157       12,666,207
=========================================================================================================


See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Stockholders' Equity (Deficiency) (Expressed in United States dollars)

Six-months ended June 30, 2002
(Unaudited)
Years ended December 31, 2001 and 2000

-----------------------------------------------------------------------------------------------------------
                                                                                                      Total
                                   Common stock        Additional     Retained    Cumulative  stockholders'
                              ---------------------       paid-in     earnings   translation         equity
                                Shares       Amount       capital    (deficit)    adjustment   (deficiency)
-----------------------------------------------------------------------------------------------------------
Balance, January 29, 1999
 issued for cash at $.0004
 per share post 2.5:1 split   7,500,000   $   3,000   $         -   $        -   $         -    $     3,000

April 4, 1999:
 Issued for cash              3,000,000       1,200             -            -             -          1,200
Foreign currency translation
adjustments                           -           -             -            -            (3)           (3)
Net earnings                          -           -             -        3,350             -          3,350
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 1999   10,500,000       4,200             -        3,350            (3)         7,547
April 30, 2000:
 Issued for cash              1,195,650       1,196       118,369            -             -        119,565
April 30, 2000:
 Issued for services            129,250         129        12,796            -             -         12,925
April 30, 2000:
 Issued for cash                677,013         677        67,024            -             -         67,701
September 18, 2000:
 Issued for services             12,000          12         1,188            -             -          1,200
November 15, 2000:
 Issued for cash                 45,244          45         6,742            -             -          6,787
December 28, 2000:
 Issued for services            106,000         106         4,894            -             -          5,000

Authorized par value change
 resulting in a decrease in
 additional paid-in-capital           -       6,300        (6,300)           -             -              -

Detachable warrants issued
 with convertible debt                -           -         8,287            -             -          8,287

Stock compensation                    -           -        16,103            -             -         16,103

Conversion benefit of
 convertible debt                     -           -         8,287            -             -          8,287

Foreign currency translation
 adjustments                          -           -             -            -          (672)         (672)

Loss for the year                     -           -             -     (287,656)            -      (287,656)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2000   12,665,157      12,665       237,390     (284,306)         (675)      (34,926)
May 25, 2001:
 Issued for services             75,000          75         7,425            -             -          7,500
June 25, 2001:
 Issued for services             10,000          10           990            -             -          1,000

Services rendered relating
 to prior year share
 issuance                             -           -        14,000            -             -         14,000

Stock compensation                    -     (13,103)            -            -             -       (13,103)

Foreign currency translation
 adjustments                          -           -             -            -         4,904          4,904

Loss for the year                     -           -             -     (249,151)            -      (249,151)
-----------------------------------------------------------------------------------------------------------
Balance, December 31, 2001   12,750,157      12,750       246,702     (533,457)        4,229      (269,776)

Loss for the period                   -           -             -      (93,769)            -       (93,769)

Foreign currency translation
 of adjustments                       -           -             -            -       (11,110)      (11,110)
-----------------------------------------------------------------------------------------------------------
Balance, June 30, 2002       12,750,157   $  12,750   $   246,702   $ (627,226)  $    (6,881)   $ (374,655)
===========================================================================================================


See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)

Six-month periods ended June 30, 2002 and 2001

-------------------------------------------------------------------------------------------
                                                                  2002                2001
-------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
  Loss for the period                                      $   (93,769)      $    (175,668)
  Non-cash item:
    Depreciation                                                 7,461               9,719
    Services rendered in exchange for stock                          -              15,500
    Interest expense of conversion option
      benefit of convertible debt                                  828               8,287
Changes in non-cash operating working capital:
    Accounts receivable                                         13,685              12,448
    Prepaid expense                                               (822)             (2,500)
    Work-in-progress                                             5,286               4,317
    Accounts payable and accrued liabilities                    (4,731)             81,030
-------------------------------------------------------------------------------------------
                                                               (72,062)            (46,867)

Investing activities:
   Proceeds on disposal of fixed assets                              -                 473
-------------------------------------------------------------------------------------------
                                                                     -                 473
Financing activities:
   Repayment of obligations under capital lease                 (2,901)             (2,824)
   Issuance of convertible debt                                      -              47,500
   Issuance of debt due to related parties                      73,859                   -
   Issuance of loans payable                                     8,546                   -
-------------------------------------------------------------------------------------------
                                                                79,504              44,676

Effect of foreign currency translation on cash                 (11,110)             (1,350)
-------------------------------------------------------------------------------------------

Increase (decrease) in cash                                     (3,668)             (3,068)

Cash, beginning of period                                        3,870               5,644
-------------------------------------------------------------------------------------------

Cash, end of period                                        $       202       $       2,576
===========================================================================================

Supplementary disclosure:
  Interest expense paid                                    $     5,006       $      12,156
===========================================================================================



See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month periods ended June 30, 2002 and 2001
------------------------------------------------------------------------------

1.Basis of presentation:

  The unaudited condensed interim consolidated financial statements have been
  prepared by E-Com   Technologies Corp. ("E-Com") in accordance with generally
  accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with E-Com's audited consolidated financial statements and notes for the year ended December 31, 2001, included in E-Com's Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2001.

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary E-Com Consultants (Canada) Corp. All intercompany balances and transactions have been eliminated.

2.Operations:

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

  The Company's interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise

E-COM TECHNOLOGIES CORPORATION
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month periods ended June 30, 2002 and 2001
------------------------------------------------------------------------------

2.Operations (continued):

  substantial doubt about the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  The Company generates revenues by providing Internet and programming services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the six month period ended June 30, 2002, and has a working capital deficiency at June 30, 2002.The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations. Through June 30, 2002 no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

  For the period from incorporation to June 30, 2002, the Company operated as one business segment, Internet and related services.

  All of the Company's revenues are generated in Canada.

3.Convertible debt with detachable warrants:

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

      The proceeds from the issuance of convertible debt securities with detachable warrants has been allocated between the warrants, the debt security, and the beneficial conversion option. The fair value of the convertible debenture and the detachable warrants were calculated using the Black Scholes option-pricing model. The value of proceeds allocated to the detachable warrants totaled $8,287 and is being amortized over the life of the convertible debt. At the convertible debt commitment date, the value attributed to the beneficial conversion option was also $8,287 which was amortized over the period to the first conversion date of May 15, 2001.

E-COM TECHNOLOGIES CORPORATION
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Six month periods ended June 30, 2002 and 2001
-------------------------------------------------------------------------------

3.Convertible debt with detachable warrants (continued):

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

 The value of the proceeds allocated to the convertible debt is as follows:

 -----------------------------------------------------------------------------
                                              June 30,           December 31,
                                                  2002                   2001
                                           (Unaudited)
 -----------------------------------------------------------------------------

 Face value of debt                      $      72,360          $      72,360
 Discount attributed to warrants                (5,801)                (6,629)
 -----------------------------------------------------------------------------
                                         $      66,559          $      65,731
 =============================================================================


 The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

4.Related party transactions:

  Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

  (a) Included within general and administration expenses is $60,990
      (2001 - $69,846) charged by companies controlled by officers and directors of the Company. The fees were charged in consideration for the provision of management and consulting services to the Company.

      At June 30, 2002, due to related parties includes an amount of $217,694 payable to companies controlled by officers and directors of the Company for management fees. At December 31, 2001, this balance was $143,834.

  (b) The Company utilizes certain office and operating equipment that is provided by Companies that are owned by the Company's Directors at no charge.

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

Results of Operations

Revenue, Cost of Sales and Services, and Gross Margin

For the three month period ended June 30, 2002

The Company generated revenues of $6,256 for the quarter ended June 30, 2002, as compared to $17,512 in the quarter ended June 30, 2001. This represents a decrease of $11,256 (64.3%) as compared to the same period in the prior year. This decrease in revenue can be attributed to a lower demand for our services due to a general downturn in economic conditions and the difficult environment for small technology companies to raise capital for their operations. We have also had to cut back significantly on marketing expenditures, which has affected sales revenue. Internet services and programming accounted our entire second quarter revenues. We discontinued our online store retailing hardware and software, as these products have low margins on sales and it has not generated significant sales volumes.

Cost of sales and services ("Cost of sales") decreased from $13,499 for the quarter ended June 30, 2001 to $1,384 for the quarter ended June 30, 2002, reflecting lower sales volume.

Gross profits were up $859 from $4,013 for the quarter ended June 30, 2001 to $4,872 for the quarter ended June 30, 2002. Gross margin percentage increased for the quarter ended June 30, 2002 as compared to the prior year as the projects we completed had higher margins due to cutbacks in expenditures.

For the six month period ended June 30, 2002

For the six months ended June 30, 2002 revenues were $15,840 as compared to $50,376 for the six months ended June 30, 2001 for a decrease of $34,536 (68.6%).This decrease in revenue can be attributed to a lower demand for our services due to a general downturn in economic conditions and the difficult environment for small technology companies to raise capital for their operations. We have also had to cut back significantly on marketing expenditures, which has affected sales revenue. Internet services and programming accounted our entire revenues for the period. We discontinued our online store retailing hardware and software, as these products have low margins on sales and it has not generated significant sales volumes.

Cost of sales decreased from $37,028 for the six months ended June 30, 2001 to $10,263 for the six months ended June 30, 2002, for a decrease of $26,765 reflecting lower sales volume.

Gross profits were down $7,771 from $13,348 for the six months ended June 30, 2001 to $5,577 for the six months ended June 30, 2002. Gross margin percentage increased for the six months ended June 30, 2002 as compared to the prior year as a as the Company has entered into contracts providing higher margins, as well as taking measures to cut costs.

Selling, General and Administrative Expenses

For the three month period ended June 30, 2002

Total selling, general and administrative expenses decreased from $76,283 for the quarter ended June 30, 2001 to $40,599 for the same period in 2002. The decrease can be attributed to lower expenditures on contract programming, and to fewer employees in marketing, programming and management, as well as a general decrease in overhead expenses.

For the six month period ended June 30, 2002

Total selling, general and administrative expenses decreased from $167,141 for the six month period ended June 30, 2001 to $87,708 for the same period in 2002. The decrease can be attributed to lower expenditures on contract programming, and to fewer employees in marketing, programming and management, as well as a general decrease in overhead expenses.

Depreciation and Amortization

For the three month period ended June 30, 2002

Depreciation expense decreased from $4,621 for the quarter ended June 30, 2001 to $3,418 for the quarter ended June 30, 2002. The decrease is due to a lower cost base of assets for depreciation as some assets have now been fully depreciated.

For the six month period ended June 30, 2002

Depreciation expense decreased from $9,719 for the six month period ended
June 30, 2001 to $7,461 for the six month period ended June 30, 2002. The decrease is due to a lower cost base of assets for depreciation as some assets have now been fully depreciated.

Interest Expense

For the three month period ended June 30, 2002

Interest expense decreased from $10,872 for the quarter ended June 30, 2001 to $2,061 for the quarter ended June 30, 2002. This decrease is due to a lower amortization amount relating to the conversion benefit on convertible debentures.

For the six month period ended June 30, 2002

Interest expense decreased from $12,156 for the six month period ended June 30, 2001 to $4,177 for the six month period ended June 30, 2002. This decrease is due to a lower amortization amount relating to the conversion benefit on convertible debentures.

Net Loss

For the three month period ended June 30, 2002

We had a net loss of $41,206 for the quarter ended June 30, 2002 as compared to a net loss of $87,763 for the comparable period in 2001. The decrease in net losses was due to lower expenditures, primarily selling, general and administrative expenses.

For the six month period ended June 30, 2002

We had a net loss of $93,769 for the six month period ended June 30, 2002 as compared to a net loss of $175,668 for the comparable period in 2001. The decrease in net losses was due to lower expenditures, primarily selling, general and administrative expenses.

The Company now has of 3 full staff and management and relies heavily on contractors for programming and administrative functions in efforts to reduce overhead.

Future Business

It is our business plan to increase revenues through our marketing efforts and business development activities such as the enhancement of internal and external sales teams, participation in trade shows and establishing alliances with firms that have the potential to strengthen the demand for our products and services.

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

We expect to continue our marketing efforts during the next year in the local British Columbia market. We plan to complete the bulk of our development work from our Vancouver, BC office due to the lower overhead costs and favorable exchange rate. Our main focus will be to aggressively market our e-business services, web development and hosting services business, and to add to our staff through the hiring of additional marketing and programming personnel.

We plan to seek additional equity and debt financing to accelerate the growth of the Company internally. We also plan to aggressively seek merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and help to accelerate the growth of our Company. Without additional financing we will be required to reduce our staff and marketing efforts and may not be in a position to continue our business. There can be no assurance that any such financing will be available on acceptable terms. Should such events occur we plan to continue with our strategy of seeking out potential merger and acquisition targets in an effort to enhance shareholder value.

Liquidity and Capital Resources

As at June 30, 2002 we had $202 of cash on hand and a working capital deficiency of $318,894. The Company's current financial condition is not strong as currently our operating costs exceed our revenues and due to our working capital deficiency. Management has taken steps to cut all discretionary spending and reduce overhead to the largest extent possible, while maintaining the current level of operations. However, we will need to raise additional financing in order to continue the current level of operations.

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

The Company is generating revenues from Internet and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the six months ended June 30, 2002. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financing to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

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

Additional Executive, information technology, and marketing personnel need to be hired. However, given our limited financial resources this may be difficult to achieve.

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

                           PART II - OTHER INFORMATION

                            Item 1. Legal Proceedings

                                      None

               Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2002 we borrowed $5,112 from a private investor. At present there are no specified terms on the loan, however, the Company is currently negotiating terms to this loan which may include an option to convert to common equity. The lender has agreed not to demand repayment until at least January 1, 2003. The use of proceeds is for general operating expenses. No commissions or finders fees were paid in connection with this transaction. No common shares were issued during the quarter.

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

 99.1 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                         Item 6(b). Reports on Form 8-K

                                      None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  E-COM TECHNOLOGIES CORPORATION

Dated: August 13, 2002
                                  /s/ Kyle Werier
                                  --------------------------
                                  Kyle Werier, President and
                                  Chief Executive Officer



Dated: August 13, 2002
                                  /s/ Ron Jorgensen
                                  --------------------------------------
                                  Ron Jorgensen, Chief Financial Officer

                                    Exhibit 99.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Andean Development Company (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kyle Werier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002
                             /s/ Kyle Werier
                             -------------------------------------
                             Kyle Werier,
                             President and Chief Executive Officer



                                    Exhibit 99.2

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

     In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Andean Development Corporation (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ron Jorgensen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 13, 2002
                                  /s/ Ron Jorgensen
                                  --------------------------------------
                                  Ron Jorgensen, Chief Financial Officer