Form 10QSB
period 2002-09-30
E COM TECHNOLOGIES CORP
filed 2002-11-14
CIK 1083866

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB
(Mark One)
[X]
                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

Or
[  ]
                             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                              -----------  ------------

Commission File Number:     0-31503

                         E-Com Technologies Corporation
                         ------------------------------
               (Exact name of registrant as specified in its charter)

           Nevada                                     98-0199981
           ------                                     ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

388-1281 W. Georgia St. Vancouver, B.C., Canada               V6E 3J7
-----------------------------------------------               -------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,750,157(November 4, 2002)

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT
                               Yes [ ] No [X]

                        E-COM TECHNOLOGIES CORPORATION


                               Table of Contents

                                                                          Page
PART I - FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements

         Unaudited Interim Consolidated Balance Sheets as at                4
         September 30, 2002 and December 31, 2001

         Unaudited Interim Consolidated Statements of Operations            5
         and Comprehensive Loss for the three-month and the nine-month periods ended September 30, 2002 and September 30, 2001

         Unaudited Interim Consolidated Statements of Stockholders'         6
         Equity (Deficiency) for the nine-months ended September 30, 2002

         Unaudited Interim Consolidated Statements of Cash Flows for        7
         the nine-month periods ended September 30, 2002 and September 30, 2001

         Notes to Unaudited Interim Consolidated Financial Statements       8

 Item 2. Management's Discussion and Plan of Operation                      11

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings                                                  15

 Item 2. Changes in Securities and Use of Proceeds                          15

 Item 3. Defaults Upon Senior Securities                                    15

 Item 4. Submission of Matters to a Vote of Securities Holders              15

 Item 5. Other Information                                                  15

 Item 6. Exhibits and Reports on Form 8-K                                   15

Item 1.



                     Interim Consolidated Financial Statements
                    (Expressed in United States dollars)

                     E-COM TECHNOLOGIES CORPORATION


                     Three month periods ended September 30, 2002 and 2001 and nine month periods ended September 30, 2002 and 2001

                     (Unaudited)

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Balance Sheets

(Expressed in United States dollars)

==========================================================================================
                                                       September 30,         December 31,
                                                               2002                 2001
------------------------------------------------------------------------------------------
                                                           (unaudited)

Assets

Current assets:
   Cash                                                   $      1,770        $      3,870
   Accounts receivable                                           4,298              18,587
   Prepaid expenses                                              2,772               1,738
   Work-in-progress                                                  -               5,286
------------------------------------------------------------------------------------------
                                                                 8,840              29,481

Fixed assets, net of accumulated depreciation of $42,338
  (2001 - $32,128)                                              10,939              21,149
------------------------------------------------------------------------------------------

Total assets                                              $     19,779        $     50,630
==========================================================================================


Liabilities and Stockholders' Deficiency

Current liabilities:
   Accounts payable and accrued liabilities               $     54,561        $     45,497
   Due to related parties                                      219,693                   -
   Loans payable                                                64,748                   -
   Current capital lease obligation                              4,049               6,416
------------------------------------------------------------------------------------------
                                                               343,051              51,913

Long-term capital lease obligation                               2,705               5,249

Long-term debt due to related parties                                -             143,835

Loans payable                                                        -              53,678

Convertible debenture, net of discount of $5,387
   (2001 - $6,629)                                              66,973              65,731
------------------------------------------------------------------------------------------

Total liabilities                                              412,729             320,406

Stockholders' deficiency:
   Common stock:
     Authorized:
        90,000,000 common voting shares, par value of $0.001
          per share
        10,000,000 preferred stock, par value of $0.001
          per share
     Issued and outstanding:
        12,750,157 common stock (2001 - 12,750,157)             12,750              12,750
   Additional paid-in capital                                  246,702             246,702
   Deficit                                                    (657,148)           (533,457)
   Accumulated other comprehensive income:
     Cumulative translation adjustment                           4,746               4,229
------------------------------------------------------------------------------------------
     Total stockholders' deficiency                           (392,950)           (269,776)
------------------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency            $     19,779        $     50,630
==========================================================================================

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in United States dollars)

=================================================================================================================
                                           Three months        Three months        Nine months        Nine months
                                                  ended               ended              ended              ended
                                           September 30,       September 30,      September 30,      September 30,
                                                   2002                2001               2002               2001
-----------------------------------------------------------------------------------------------------------------
Revenues:
   Website and programming services     $         1,713     $         7,623    $        17,553    $        53,233
   Hardware/software sales                            -               1,322                  -              6,088
-----------------------------------------------------------------------------------------------------------------
                                                  1,713               8,945             17,553             59,321

   Cost of sales and services                        84              18,732             10,346             55,760
-----------------------------------------------------------------------------------------------------------------

   Gross profit                                   1,629              (9,787)             7,206              3,561

Expenses:
   Depreciation and amortization                  2,749               4,477             10,210             14,196
   Interest expense                               1,997               1,507              6,174             13,663
   Selling, general and administrative           26,806              56,728            114,514            223,869
-----------------------------------------------------------------------------------------------------------------

   Total expenses                                31,552              62,712            130,898            251,728
-----------------------------------------------------------------------------------------------------------------

Loss before unusual items                       (29,922)            (72,499)          (123,691)          (248,167)

Unusual items:
   Forgiveness of debt                                -              35,608                  -             35,608
-----------------------------------------------------------------------------------------------------------------

Loss for the period                             (29,922)            (36,891)          (123,691)          (212,559)

Other comprehensive gain:
   Foreign currency translation adjustment          517               3,874                517              2,524
-----------------------------------------------------------------------------------------------------------------

Comprehensive loss                      $      (29,405)     $       (33,017)   $      (123,174)   $      (210,035)
=================================================================================================================

Loss per share:
   Basic                                $        (0.00)     $         (0.01)   $         (0.01)   $         (0.01)
   Diluted                                       (0.00)               (0.01)             (0.01)             (0.01)
=================================================================================================================

Weighted average shares:
   Basic                                    12,750,157           12,750,157         12,750,157         12,694,497
   Diluted                                  12,750,157           12,750,157         12,750,157         12,694,497
=================================================================================================================


See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Stockholders' Equity (Deficiency)
(Unaudited)
(Expressed in United States dollars)


Nine-month period ended September 30, 2002
=================================================================================================================
                                                                                                            Total
                                     Common stock        Additional      Retained      Cumulative    stockholders'
                                 -------------------        paid-in      earnings     translation          equity
                                 Shares       Amount        capital      (deficit)     adjustment     (deficiency)
-----------------------------------------------------------------------------------------------------------------
Balance, January 29, 1999
  issued for cash at $.0004
  per share post 2.5:1 split     7,500,000  $  3,000      $       -     $       -    $          -     $     3,000

April 4, 1999:
  Issued for cash                3,000,000     1,200              -             -               -           1,200

Foreign currency translation
adjustments                              -         -              -             -              (3)             (3)

Net earnings                             -         -              -         3,350               -           3,350
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999      10,500,000     4,200              -         3,350              (3)          7,547
April 30, 2000:
  Issued for cash                1,195,650     1,196        118,369             -               -         119,565
April 30, 2000:
  Issued for services              129,250       129         12,796             -               -          12,925
April 30, 2000:
  Issued for cash                  677,013       677         67,024             -               -          67,701
September 18, 2000:
  Issued for services               12,000        12          1,188             -               -           1,200
November 15, 2000:
  Issued for cash                   45,244        45          6,742             -               -           6,787
December 28, 2000:
  Issued for services              106,000       106          4,894             -               -           5,000

Authorized par value change
  resulting in a decrease in
  additional paid-in-capital             -     6,300        (6,300)             -               -               -

Detachable warrants issued with
 convertible debt                        -         -         8,287              -               -           8,287

Stock compensation                       -         -        16,103              -               -          16,103

Conversion benefit of convertible debt   -         -         8,287              -               -           8,287

Foreign currency translation adjustments -         -             -              -            (672)           (672)

Loss for the year                        -         -             -       (287,656)              -        (287,656)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000      12,665,157    12,665       237,390       (284,306)           (675)        (34,926)
May 25, 2001:
   Issued for services              75,000        75         7,425              -               -           7,500
June 25, 2001:
   Issued for services              10,000        10           990              -               -           1,000

Services rendered relating to
   prior year share issuance             -         -        14,000              -               -          14,000

Stock compensation                       -         -       (13,103)             -               -         (13,103)

Foreign currency translation adjustments -         -             -              -           4,904           4,904

Loss for the year                        -         -             -       (249,151)              -        (249,151)
-----------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001      12,750,157  $ 12,750      $246,702      $(533,457)   $      4,229     $  (269,776)

Loss for the period                      -         -             -       (123,691)              -        (123,691)

Foreign currency translation
 of adjustments                          -         -             -              -             517             517
-----------------------------------------------------------------------------------------------------------------
Balance, September 30, 2002     12,750,157  $ 12,750      $246,702      $(657,148)   $      4,746     $  (392,950)
=================================================================================================================


See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Interim Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in United States dollars)


Nine-month periods ended September 30, 2002 and 2001
=================================================================================================================
                                                                                   2002                      2001
-----------------------------------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
   Loss for the period                                                    $    (123,691)          $      (212,559)
   Non-cash item:
      Depreciation                                                               10,210                    14,196
      Services rendered in exchange for stock                                         -                    19,000
      Interest expense of conversion option benefit of convertible debt           1,243                     7,631
   Changes in non-cash operating working capital:
      Accounts receivable                                                        14,289                    11,092
      Prepaid expense                                                            (1,034)                   (1,173)
      Work-in-progress                                                            5,286                    14,127
      Accounts payable and accrued liabilities                                    9,064                   (60,231)
-----------------------------------------------------------------------------------------------------------------
                                                                                (84,633)                 (207,917)
Investing activities:
   Proceeds on disposal of fixed assets                                               -                     1,419
-----------------------------------------------------------------------------------------------------------------
                                                                                      -                     1,419
Financing activities:
   Repayment of obligations under capital lease                                  (4,911)                   (4,677)
   Issuance of convertible debt                                                       -                    47,500
   Issuance of debt due to related parties                                       75,857                   112,600
   Issuance of loans payable                                                     11,070                    52,082
-----------------------------------------------------------------------------------------------------------------
                                                                                 82,016                   207,505

Effect of foreign currency translation on cash                                      517                     2,524
-----------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash                                                     (2,100)                     3,531

Cash, beginning of period                                                        3,870                      5,644

Cash, end of period                                                       $      1,770            $         9,175
=================================================================================================================

Supplementary disclosure:
   Interest expense paid                                                  $      7,417            $        13,663
=================================================================================================================


See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine month periods ended September 30, 2002 and 2001
------------------------------------------------------------------------------

1. Basis of presentation:
   The unaudited condensed interim consolidated financial statements have been prepared by E-Com Technologies Corp. ("E-Com") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with E-Com's audited consolidated financial statements and notes for the year ended December 31, 2001, included in E-Com's Registration Statement on Form 10-KSB.The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2001.

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

E-COM TECHNOLOGIES CORPORATION
Notes to Interim Consolidated Financial Statements
(Unaudited)
(Expressed in United States dollars)

Nine month periods ended September 30, 2002 and 2001
-------------------------------------------------------------------------------

2. Operations (continued):

   The Company generates revenues by providing Internet and programming services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the nine month period ended September 30, 2002. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations.Through September 30, 2002 no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

   For the period from incorporation to September 30, 2002, the Company operated as one business segment, Internet and related services.

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

   The value of the proceeds allocated to the convertible debt is as follows:

   ===================================================================================================
                                                               September 30,              December 31,
                                                                       2002                      2001
   ---------------------------------------------------------------------------------------------------

   Face value of debt                                      $         72,360         $          72,360
   Discount attributed to warrants                                   (5,387)                   (6,629)
   Discount attributed to beneficial conversion option                    -                         -
   ---------------------------------------------------------------------------------------------------
                                                           $         66,973         $          65,731
   ===================================================================================================

   The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

4. Related party transactions:

   Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

  (a) Included within general and administration expenses is $72,593 (2001 - $100,879) charged by companies controlled by officers and directors of the Company. The fees were charged in consideration for the provision of management and consulting services to the Company.

      At September 30, 2002, due to related parties includes an amount of $219,693 payable to companies controlled by officers and directors of the Company for management fees. At December 31, 2001, this balance was $143,834.

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

We have an experienced management team with expertise in the areas of technology, finance, marketing and promotion. Headquartered in Vancouver, Canada, our Company is poised to capitalize on the technological resources that are readily available at a significantly lower cost than in most regions of North America. We also have organized talented offshore programming teams who provide assistance on various projects at costs substantially lower than in North America. The Company filed its Form 10-SB with the United States Securities and Exchange Commission, which became effective November 10, 2000. As of December 15, 2000 our common shares have been quoted for trading on the OTC Bulletin Board( under the symbol "ECTC".

Results of Operations

Revenue, Cost of Sales and Services, and Gross Margin

For the three month period ended September 30, 2002

The Company generated revenues of $1,713 for the quarter ended September 30, 2002, as compared to $8,945 in the quarter ended September 30, 2001. This represents a decrease of $7,232 (80.8%) as compared to the same period in the prior year. This decrease in revenue can be attributed to a lower demand for our services due to a general downturn in economic conditions and the difficult environment for small technology companies to raise capital for their operations. We have also had to cut back significantly on marketing expenditures, which has affected sales revenue. Internet services and programming accounted our entire second quarter revenues. We discontinued our online store retailing hardware and software, as these products have low margins on sales and it has not generated significant sales volumes.

Cost of sales and services ("Cost of sales") decreased from $18,732 for the quarter ended September 30, 2001 to $84 for the quarter ended September 30, 2002, reflecting lower sales volume.

Gross profits were up $11,416 from $(9,787) for the quarter ended September 30, 2001 to $1,629 for the quarter ended September 30, 2002. Gross margin percentage increased for the quarter ended September 30, 2002 as compared to the prior year as the projects we completed had higher margins due to cutbacks in expenditures.

For the nine month period ended September 30, 2002

For the nine months ended September 30, 2002 revenues were $17,553 as compared to $59,321 for the nine months ended September 30, 2001 for a decrease of $41,768 (70.4%). This decrease in revenue can be attributed to a lower demand for our services due to a general downturn in economic conditions and the difficult environment for small technology companies to raise capital for their operations. We have also had to cut back significantly on marketing expenditures, which has affected sales revenue. Internet services and programming accounted our entire revenues for the period. We discontinued our online store retailing hardware and software, as these products have low margins on sales and it has not generated significant sales volumes. Cost of sales decreased from $55,760 for the nine months ended September 30, 2001 to $10,346 for the nine months ended September 30, 2002, for a decrease of $45,414 reflecting lower sales volume. Gross profits were up $3,646 from $3,561 for the nine months ended September 30, 2001 to $7,207 for the nine months ended September 30, 2002. Gross margin percentage increased for the nine months ended September 30, 2002 as compared to the prior year as a as the Company has entered into contracts providing higher margins, as well as taking measures to cut costs.

Selling, General and Administrative Expenses

For the three month period ended September 30, 2002

Total selling, general and administrative expenses decreased from $56,728 for the quarter ended September 30, 2001 to $26,806 for the same period in 2002. The decrease can be attributed to lower expenditures on contract programming, and to fewer employees in marketing, programming and management, as well as a general decrease in overhead expenses.

For the nine month period ended September 30, 2002

Total selling, general and administrative expenses decreased from $223,869 for the nine month period ended September 30, 2001 to $114,514 for the same period in 2002. The decrease can be attributed to lower expenditures on contract programming, and to fewer employees in marketing, programming and management, as well as a general decrease in overhead expenses.

Depreciation and Amortization

For the three month period ended September 30, 2002

Depreciation expense decreased from $4,477 for the quarter ended September 30, 2001 to $2,749 for the quarter ended September 30, 2002. The decrease is due to a lower cost base of assets for depreciation as some assets have now been fully depreciated.

For the nine month period ended September 30, 2002

Depreciation expense decreased from $14,196 for the nine month period ended September 30, 2001 to $10,210 for the nine month period ended September 30, 2002. The decrease is due to a lower cost base of assets for depreciation as some assets have now been fully depreciated.

Interest Expense

For the three month period ended September 30, 2002

Interest expense increased from $1,507 for the quarter ended September 30, 2001 to $1,997 for the quarter ended September 30, 2002. This increase is due to higher interest on leased equipment.

For the nine month period ended September 30, 2002

Interest expense decreased from $13,663 for the nine month period ended September 30, 2001 to $6,174 for the nine month period ended September 30, 2002. This decrease is due to a lower amortization amount relating to the conversion benefit on convertible debentures.

Net Loss

For the three month period ended September 30, 2002

We had a net loss of $29,922 for the quarter ended September 30, 2002 as compared to a net loss of $33,017 for the comparable period in 2001.
The decrease in net losses was due to lower expenditures, primarily selling, general and administrative expenses.

For the nine month period ended September 30, 2002

We had a net loss of $123,174 for the nine month period ended September 30, 2002 as compared to a net loss of $210,035 for the comparable period in 2001. The decrease in net losses was due to lower expenditures, primarily selling, general and administrative expenses.

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

Liquidity and Capital Resources

As at September 30, 2002 we had $1,770 of cash on hand and a working capital deficiency of $334,211. The Company's current financial condition is not strong as currently our operating costs exceed our revenues and due to our working capital deficiency. Management has taken steps to cut all discretionary spending and reduce overhead to the largest extent possible, while maintaining the current level of operations. However, we will need to raise additional financing in order to continue the current level of operations.

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

The Company is generating revenues from Internet and website services, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the nine months ended September 30, 2002. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financing to fund future operations. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

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

                          PART II - OTHER INFORMATION

                           Item 1. Legal Proceedings

                                     None

               Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 2002 we borrowed $2,524 from a private investor. At present there are no specified terms on the loan, however, the Company is currently negotiating terms to this loan which may include an option to convert to common equity. The lender has agreed not to demand repayment until at least January 1, 2003. The use of proceeds is for general operating expenses. No commissions or finders fees were paid in connection with this transaction. No common shares were issued during the quarter.

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

           E-COM TECHNOLOGIES CORPORATION

Dated: November 14, 2002
           /s/ Kyle Werier
           ----------------------------------------------
           Kyle Werier, President and
           Chief Executive Officer



Dated: November 14, 2002
           /s/ Ron Jorgensen
           ----------------------------------------------
           Ron Jorgensen, Chief Financial Officer

                                 Exhibit 99.1

Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

In connection with the Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 on Form 10-QSB of Andean Development Company (the "Company") for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kyle Werier, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1) the Report fully complies with the requirements of Section 13(a) or 15(d)of the Securities Exchange Act of 1934, as amended; and

     2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002
           /s/ Kyle Werierr
           -------------------------------------
           Kyle Werier,
           President and Chief Executive Officer


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

Dated: November 14, 2002
            /s/ Ron Jorgensen
            ----------------------------------------------
            Ron Jorgensen, Chief Financial Officer