Form 10KSB
period 2002-12-31
E COM TECHNOLOGIES CORP
filed 2003-04-15
CIK 1083866

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the fiscal year ended  December 31, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

      Commission file number  000-31503
                              ---------

                           E-Com Technologies Corporation
                    ----------------------------------------------
                    (Name of small business issuer in its charter)

                                       Nevada
            --------------------------------------------------------------
            (State or other jurisdiction of incorporation or organization)

                                   98-0199981
                      -------------------------------------
                      (I.R.S. Employer Identification No.)

Suite 720-475 Howe Street, Vancouver, BC, Canada                V6C 2B3
------------------------------------------------              ----------
       (Address of principal executive offices)               (Zip Code)

Issuer's telephone number  (604) 608-6336
                           --------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class               Name of each exchange on which registered

--------------------------        -----------------------------------------

--------------------------        -----------------------------------------

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

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  State issuer's revenues for its most recent fiscal year.  $ 18,884
                                                           --------------------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$68,252 (based on average of bid-ask as of March 28, 2003)
----------------------------------------------------------

                       (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

12,750,157 common shares (at March 28, 2003)
--------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]    No [X]


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

A. Business Development

We were formed as a Nevada Corporation on January 29, 1999 under the name E-Com Technologies Corporation. Our articles authorize us to issue up to 90,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at par value. E-Com Technologies Corp. has a wholly owned subsidiary, E-Com Consultants (Canada) Corp., a British Columbia corporation incorporated on February 11, 1999, which carries on our business in Canada.

E-Com specializes in the development of e-commerce solutions, custom programming, web design and web hosting for clients. We develop web sites with on-line transaction processing, ordering systems, payment systems, databases and other features tailored specifically to meet each client's needs. We also provide e-commerce consulting and development, Internet marketing services and technical writing services.

Our corporate home page is at www.ecom-technologies.com. This site outlines the services we provide, from web site design and implementation to hosting, marketing and full customer support. We also wholesale and retail of domain name registration and related services.

We have completed development of numerous e-commerce solutions, database systems and applications, as well as static and dynamic web sites for clients. We have also generated revenues from our web hosting, Internet marketing services, web based applications programming and web site maintenance for clients.

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

Specifically, the services we offer are:
* E-Commerce set-up and installation
* On-line payment processing services
* Web design
* Web hosting
* Custom programming
* Graphic design
* Internet marketing
* Domain registration
* Web maintenance and content updates
* Technical writing

   (2) Distribution methods of our services

Our marketing strategy is to promote, advertise and increase our brand visibility and attract new customers through multiple channels, including:

  1. Developing strategic alliances,
  2. Establishing our brand name and
  3. Direct marketing to existing and potential customers through inside and outside sales persons

Our marketing activities have consisted of advertising on line and in traditional media and direct sales efforts by our marketing and sales staff. Our marketing activities were curtailed in the current year due to reduction of staff and limited resources available.


     Strategic alliances

We also pursue strategic alliances with partners who have established operations. We believe that these joint venture relationships, if successful, will allow us to gain additional insight, expertise and penetration in markets where joint venture partners already operate, and may increase our revenue and income growth. We have signed two cooperation agreements that give us access to the skills of independent web designers, graphic designers and database programmers. These agreements provide for the joint development of software and World Wide Web sites. In addition, these agreements allow for the referral of clients between our partners and us. We rely on third party Internet payment processing companies to allow our customers to use their payment gateway system in the development of e-commerce solutions.

     Establish our name brand

We believe that building awareness of the E-Com Technologies brand is important in establishing and expanding our customer base. We have commenced marketing efforts to build our user base and brand name. We have also launched an advertising campaign online, initially, and in traditional media as our revenues permit, to attract new users. The campaign includes placements of our brand name on other web sites, targeted opt-in E-mail and promotions on our web site.

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


(3) Status of any announced new service

N/a


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

We develop and market solutions and services that enable businesses to deploy and maintain e-commerce and on-line web sites. Our e-business solutions are designed to help businesses conduct e-commerce and run e-applications on the web. We also provide on-going consulting and development to our clients. Most businesses typically require web site design and development, web site hosting and maintenance, electronic commerce or web applications, Internet marketing services. Our professional services work with a variety of industry standards and platforms. We design products and services to address these needs.

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

(11)   Compliance with Environmental Laws

Not applicable.

(12)  Employees

During the year we were forced to lay-off most employees outside of key management. We now have two officers working part-time for the company and job functions previously done by employees are now contracted out on a project basis.

We frequently contract independent designers, programmers and consultants to complete projects with us rather than keeping people on the payroll. These designers and consultants are utilized and paid on a per-project basis or an hourly rate and can be terminated at the discretion of either party.

Item 2. Description of Property.

Our corporate headquarters are located at 720-475 Howe Street, Vancouver, B.C., Canada V6C 2B3. This office is being provided for no charge to the company by a director and officer. There are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by us. At the present time, the Company does not have any real estate holdings and there are no plans to acquire any real property interests.

Item 3. Legal Proceedings.

(a) The Company is not a party to any legal proceedings or pending legal proceedings in any jurisdiction.
(b) The Company is not a party to any proceeding involving a governmental authority nor is it aware of any matter or cause which may be contemplated by any governmental authority as to possible proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securities holders during the fourth quarter of 2002.

                               PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of December 15, 2000 our common shares have been quoted on the National Association of Securities Dealers over-the-counter Bulletin Board electronic quotation service (OTC-BB) under the symbol ECTC. For the period January 1 to December 31, 2002 there was approximately 8 market makers for our common shares and the high and low bid prices on the OTC-BB (source Bloomberg quotation) were approximately as follows:

                                             High Bid Price      Low Bid Price
January 1, 2001 to March 31, 2001            $0.53125                $0.08
April 1, 2001 to June 30, 2001               $0.10                   $0.07
July 1, 2001 to September 30, 2001           $0.115                  $0.04
October 1, 2001 to December 31, 2001         $0.04                   $0.02
January 1, 2002 to March 31, 2002            $0.05                   $0.025
April 1, 2002 to June 30, 2002               $0.03                   $0.025
July 1, 2002 to September 30, 2002           $0.03                   $0.03
October 1, 2002 to December 31, 2002         $0.03                   $0.015

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. As of December 31, 2002 there were approximately 45 holders of record of our common shares. During the year no dividends were declared or paid and it unlikely that we will declare dividends in the foreseeable future.

Recent sales of Unregistered Securities - During the year ended December 31, 2002 we sold no equity securities.

Item 6. Management's Discussions and Analysis or Plan of Operation.

General

E-Com Technologies Corporation ("E-Com" or the "Company"), a Nevada corporation, was incorporated on January 29, 1999. We are an e-business company employing the latest technologies to develop solutions for a global marketplace. Our principal products and services include the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Our mission is to provide a full range of Internet professional services for clients interested in building and developing their e-commerce strategies.

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

Results of Operations

We generated revenues of $18,884 for the year ended December 31, 2002. This represents a decrease of $62,229 (76.7%) as compared to the prior year. This decrease in revenue can be attributed to the lay off much of our marketing staff and the reduction of our marketing budget due to limited resources of the Company. Of the decrease in revenues $6,795 resulted from the closing of our online store retailing computer hardware and software, while $55,484 was from lower revenues derived from web site development and hosting, e-commerce solutions and programming services.

Cost of sales decreased from $61,268 for the year ended December 31, 2001 to $10,424 for the year ended December 31, 2002, reflecting the decrease in sales volume. Gross margin percentage increased to 44.8% during the year ended
December 31, 2002 as compared to 24.4% in the prior. This increase is attributed to the closing of our computer hardware and software retailing division, which had low gross margins and reduction in programming costs related to sales, as well as a reduction in programming costs related to development.

Total operating expenses decreased from $304,604 for the year ended December 31, 2001 to $152,677 for the year ended December 31, 2002. The decrease in expenditures can be attributed to decreases in selling, general and administrative expenses as well as lower interest expense and depreciation and amortization. Selling, general and administrative expenses decreased from $270,234 in 2001 to $126,668 in 2002. This decrease was due lower expenditures on contract programming and the downsizing of employees in marketing, programming and management, as well as a general decrease in overhead expenses. Depreciation and amortization expense decreased from $18,422 in 2001 to $13,187 in 2002, reflecting a lower depreciation base for assets. Interest expense also decreased from $15,948 in 2001 to $12,802 in 2002 due to lower interest charges on capital leases related to hosting servers, computer and telecommunications equipment.

We had a net loss of $145,082 for the year ended December 31, 2002 as compared to a net loss of $244,247 for the comparable year ended December 31, 2001. The decrease in net losses was due to lower operating expenses, primarily selling, general and administrative expenses, resulting from the downsizing of the company.

Future Business

We plan to continue to develop revenues through our marketing efforts and business development activities such as the enhancement of internal and external sales teams and establishing alliances with firms that have the potential to strengthen the demand for our products and services. However, due to limited resources marketing activities will be severely curtailed in the upcoming year, unless additional financing can be obtained.

We are currently seeking additional funding to accelerate growth of our business. Our main focus will be to aggressively market our e-business services, web development and hosting services business, and to add to our staff through the hiring of additional marketing and programming personnel should we be successful in obtaining additional financing.

Given the decline in our business we also plan to aggressively pursue merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and those which will help to accelerate the growth of our Company and to assist in attracting capital investment.

Liquidity and Capital Resources

As at December 31, 2002 we had $12,470 of cash on hand and a working capital deficiency of $351,392. Of this working capital deficiency $221,030 is due to related parties of which repayment will not be demanded until adequate resources become available. Currently our operating costs significantly exceed our revenues and have so since the Company's inception. We plan to raise additional funds through a private placement or public offering of equity or debentures convertible into equity to provide for additional staffing in our marketing and programming departments and to provide funds to seek potential merger and acquisition candidates. We are attempting to secure financing sources, however, there is no guarantee that we will be successful in obtaining additional financing on suitable terms. If necessary, we may consider additional loans or debentures from lenders and/or principals of the Company. If adequate equity or debt funding cannot be obtained, we will be required to curtail operations even further and may be forced to cease operation of our current business.

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

We are currently not generating positive cash flow and may not have the cash, equity capital, credit, or working capital to pay our current expenditures. Sales have declined significantly from the prior year and due to limited resources and new product and service introductions may not be possible. We are seeking equity financing which may not be available on acceptable on terms and conditions to us, if at all.

The auditors' report on our December 31, 2002 consolidated financial statements includes an additional explanatory paragraph that states that the Company has incurred losses from operations and has a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty

We are operating at significant loss, which will further erode our already limited resources. We are currently trying to develop new business, however, the Company was forced to downsize operation significantly during the year. There is no assurance that the Company will become profitable before our limited resources are exhausted.

We operate in a highly competitive industry and are competing with companies with substantially more financial resources and brand awareness.

Additional executive and information technology personnel need to be hired. However, given our limited financial resources this may be difficult to achieve.

The trading price of our common stock could be subject to significant fluctuations. We cannot predict the effect if any, this would have on our share price. We have convertible debentures, loans, debts and stock options outstanding which, if converted to common shares could substantially dilute existing shareholders. We can not predict what effect, if any, this would have on our share price.

Break-even cash flow will depend on us successfully completing and selling new products and obtaining new contracts for our services. There can be no assurances that there will be market acceptance of upcoming new products or that we will be successful in securing new contracts for our products and services.

Item 7. Financial Statements.

See Part F/S.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no disagreements with our auditors during the year. During the year we engaged Amisano Hanson as the Company's independent auditor to replace KPMG, LLP. Refer to Form 8-K previously filed with the commission November 15, 2002 and Form 8-K/A previously filed with the commission November 26, 2002 disclosing changes in the Company's certifying accountant. (incorporated herein by reference).

 See also Item 13.

                                   PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

A. Directors and Executive Officers

The following table sets forth certain information with respect to each of our executive officers or directors.

Name                     Age               Position               Appointed
----                     ---               --------               ---------
Kyle Werier              35                President          January 29, 1999
                                            Director

Ron Jorgensen            36         CFO, Secretary, Treasurer January 29, 1999
                                            Director

R. Scott Irwin           35                Director          September 8, 1999

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

B. Significant Contractor

Paul Soddy - Paul has 8 years experience in the field of web development and custom Programming. His skill set includes a myriad of programming languages and an in-depth understanding of many web development platforms. A graduate of the University of Agra Paul has obtained technical accreditation from CDI College and the American Institute of Technology.

Technical skills include:
Languages              Software       Technology  Operating Systems/Web Server
Visual Basic
 Scripting              Visual Interdev  COM         Windows 2000
JavaScript              Front Page 98/00 DCOM        Windows NT
Visual Basic 5 and 6    Adobe PhotoShop  MTS         Windows 98
HTML                    Adobe PageMaker  ADO         Windows 95
DHTML                   MS Office 95, 97 RDO         MS DOS
Dbase III Plus          2001 & XP        RDS         SCO UNIX
Delphi 3                Lotus 1-2-3                  PC DOS
C++                     Ventura                      IIS 4+
C                       IE 4+                        Apache
MFC                     NS 4+
Paul excels working with SQL Server 6.5, SQL Server 7.0, MySQL and MS Access databases.

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

E. Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner, with the exception of the following:

-----------------------------------------------------------------------------------------
Name               Number of Late Reports     Number of Transactions     Failure to File
                                              not Reported on a
                                              Timely Basis
-----------------------------------------------------------------------------------------
Ron Jorgensen        Nil                        Nil                           Nil
Kyle Werier          Nil                        Nil                           Nil
R. Scott Irwin       Nil                        Nil                           Nil
Jeffery Quennell     Nil                        Nil                           Nil
-----------------------------------------------------------------------------------------

F.     Code of Ethics

The Company is currently in the process of adopting a code of ethics that applies to the small business issuer's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

G.      Audit Committee Financial Expert.

The Company has an audit committee consisting of the members of  the  Board  of
Directors, which includes two independent directors. The Company's board of directors has determined that the Company has a financial expert serving on its audit committee. Ron Jorgensen, the Company's Chief Financial Officer and a director is an experienced professional accountant (see Item 9 A.). Mr. Jorgensen is not independent, as that term is used in Item 7(d)(3)(iv) of
Schedule 14A (240.14a-101 of this chapter) under the Exchange Act.

Item 10. Executive Compensation.

Remuneration of Directors and Executive Officers


The following table sets forth the compensation paid to the Chief Executive Officer and other Executive Officers and key persons earning over $100,000 in total annual salary and bonus, for all services rendered in all capacities to E-Com, for the fiscal year ended December 31 2002:


                           Summary Compensation Table

----------------------------------------------------------------------------------------------------------------
                                       Long Term Compensation
                                       ----------------------

                 Annual Compensation                 Awards                    Payouts

                                            Other        Restricted         Securities
Name &                                      Annual         Stock            Underlying      LTIP    All Other
Principal            Salary    Bonus    Compensation        Award           Options/SAR   Payouts  Compensation
Position      Year     ($)      ($)          ($)             ($)               (#)           ($)       ($)
----------------------------------------------------------------------------------------------------------------
Kyle Werier    2001   61,975*    --          --                --             50,000         --       --
President, CEO 2002   38,000*    --          --                --             50,000         --       --

*Fees have been accrued to 498635 BC Ltd. a private corporation owned by Kyle Werier.

Option Grants in Last Fiscal Year

The following table sets forth each stock option grant made during fiscal 2002 to the Executive Officers named in the Summary Compensation Table above:


                   Options / SAR Grants in the Last Fiscal Year
                           Individual Grants

      Number of Securities   # of Total Options/SARs  Exercise or
      Underlying Options/    Granted to Employees in  Base Price   Expiration
Name  SARs Granted (#)       Fiscal Year              ($/Sh)         Date

None.

Stock Option / Incentive Plan

On December 11, 2000, the Board of Directors approved the 2000 Stock Incentive Plan for the benefit of our officers, directors, employees and service providers. Under the plan the board of directors may grant stock options and issues stock incentives as compensation for services of common shares up to a maximum quantity, in aggregate of 1,250,000 common shares. These shares may be registered under our S-8 registration statement filed on January 19, 2001. Additionally, the exercise price of the stock options will be determined by the board of directors at the time the stock options are granted. To date, no stock incentives have been issued under this plan and the 130,000 stock options to purchase common stock have been granted and are outstanding to officers, directors, employees and service providers.

All stock options granted to date vest according to the following schedule:

      March 31, 2001        25%
      September 30, 2001    25%
      March 31, 2002        25%
      September 30, 2002    25%


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth, for the Chief Executive Officer named in the Summary Compensation Table above, stock options exercised during fiscal 2002 and the fiscal year-end value of unexercised options:


  Aggregated Options/SAR Exercises in Last Fiscal Year & FY-End Options/SAR Values

                                            Number of Securities Underlying    Value of Unexercised
              Shares            Value       Unexercised Options/SARs at        In-the-money Options/
              Acquired on      Realized     FY-End (#)                         SARs at FY-End ($)
Name          Exercise (#)       ($)        Exercisable/Unexercisable          Exercisable/Unexercisable
--------------------------------------------------------------------------------------------------------
Kyle Werier       --             --          50,000/0                            $0/$0
President, CEO

Long Term Incentive Plans - Awards in Last Fiscal Year

Not applicable.

Compensation of Directors

Non-executive directors are compensated through participation in the stock option and stock incentive plan described above and do not currently receive any cash compensation for services in their capacity as directors. On December 11, 2000 each of the two outside directors were granted 15,000 options to purchase common shares at $0.10 per share exercisable up to December 11, 2005.

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

Item
11. Security Ownership of Certain Beneficial Owners and Management.

A. Security Ownership of Management

The following table sets forth as of December 31, 2002 certain information regarding the beneficial ownership of our common stock by:

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

-------------------------------------------------------------------------------------------
Title of Class     Name and Address             Shares       Unexercised     Fully
                                              Beneficially      Stock      Diluted % of
                                                Owned          Options   Shares Outstanding
-------------------------------------------------------------------------------------------
Common             Ron Jorgensen              3,750,000       50,000      23.76%
                   #720-475 Howe St.
                   Vancouver, B.C.,
                   Canada V6C 2B3

Common             Kyle Werier                3,750,000       50,000      23.76%
                   #720-475 Howe St.
                   Vancouver, B.C.,
                   Canada V6C 2B3

Common             R. Scott Irwin                     0       15,000       0.09%
                   #720-475 Howe St.
                   Vancouver, B.C.,
                   Canada V6C 2B3

-------------------------------------------------------------------------------------------
Title of Class     Name and Address             Shares       Unexercised     Fully
                                              Beneficially      Stock      Diluted % of
                                                Owned          Options   Shares Outstanding
-------------------------------------------------------------------------------------------

Common             Jeffrey Quennell                   0       15,000       0.09%
                   #720-475 Howe St.
                   Vancouver, B.C.,
                   Canada V6C 2B3

Common             Total ownership by our     7,500,000      130,000      47.70%
                   officers and directors as
                   a group
-------------------------------------------------------------------------------------------


B. Persons Sharing Ownership of Control of Shares

To the best of our knowledge no person other than Ron Jorgensen and Kyle Werier beneficially owns or shares the power to vote 5% or more of our securities.

C. Changes in Control

No change in control is currently being contemplated.

Item 12. Certain Relationships and Related Transactions.

E-Com Consultants (Canada) Corp.

Our Canadian operations are conducted through a wholly owned subsidiary, E-Com Consultants (Canada) Corp., incorporated in British Columbia, Canada.

Item 13. Exhibits and Reports on Form 8-K.

See Form 8-K previously filed with the commission November 15, 2002 and Form 8-K/A previously filed with the commission November 26, 2002 disclosing changes in the Company's certifying accountant. (incorporated herein by reference).

Item 14. Controls and Procedures

On March 1, 2003 the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective given the limited operations of the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                   PART F/S



      Consolidated Financial Statements
      (Expressed in United States dollars)

      E-COM TECHNOLOGIES CORPORATION

      Years ended December 31, 2002 and 2001

TERRY AMISANO LTD.                                               AMISANO HANSON
KEVIN HANSON, CA                                          CHARTERED ACCOUNTANTS



                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
E-com Technologies Corporation

We have audited the accompanying consolidated balance sheet of E-com Technologies Corporation as of December 31, 2002 and the consolidated statements of operations and comprehensive loss, cash flows and stockholders' deficiency for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of E-Com Technologies Corporation as of December 31, 2001, were audited by other auditors whose report dated March 1, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of E-com Technologies Corporation, as of December 31, 2002 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has incurred losses from operations, has a working capital deficiency and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                              "AMISANO HANSON"
March 21, 2003                                            Chartered Accountants

E-COM TECHNOLOGIES CORPORATION
Consolidated Balance Sheets
(Expressed in United States dollars)

December 31, 2002 and 2001

-------------------------------------------------------------------------------
                                                        2002           2001
-------------------------------------------------------------------------------
Assets

Current assets:
   Cash                                              $    12,470   $      3,870
   Accounts receivable                                     3,382         18,587
   Prepaid expenses                                        2,764          1,738
   Work-in-progress                                            -          5,286
-------------------------------------------------------------------------------
                                                         18,616          29,481

Capital assets - Note 3                                   7,592          21,149
-------------------------------------------------------------------------------
Total assets                                         $   26,208    $     50,630
===============================================================================
Liabilities and Stockholders' Deficiency

Current liabilities:
   Accounts payable and accrued liabilities          $   81,686    $     45,497
   Due to related parties - Note 8                      221,030               -
   Loans payable - Note 5                                64,748               -
   Current capital lease obligation - Note 4              2,544           6,416
-------------------------------------------------------------------------------
                                                        370,008          51,913

Long-term capital lease obligation - Note 4               2,548           5,249
Due to related parties - Note 8                               -         143,835
Loans payable - Note 5                                        -          53,678
Convertible debenture - Note 6                           67,388          65,731
-------------------------------------------------------------------------------

Total liabilities                                       439,944         320,406
-------------------------------------------------------------------------------
Stockholders' deficiency:
   Capital stock:
      Authorized:
         90,000,000 common voting shares,
          par value of $0.001 per share
         10,000,000 preferred stock,
          par value of $0.001 per share
      Issued and outstanding:
         12,750,157 common stock (2001 - 12,750,157)     12,750         12,750
   Additional paid-in capital                           247,824        246,702
   Deficit                                             (677,665)      (533,457)
   Accumulated other comprehensive income:
    Cumulative translation adjustment                     3,355          4,229
-------------------------------------------------------------------------------
   Total stockholders' deficiency                      (413,736)      (269,776)
-------------------------------------------------------------------------------
Total liabilities and stockholders' deficiency       $   26,208    $    50,630
===============================================================================

Nature and Continuance of Operations - Note 1
Commitments - Notes 4, 6 and 7

See accompanying notes to consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Consolidated Statements of Operations and Comprehensive Loss
(Expressed in United States dollars)


-------------------------------------------------------------------------------
                                                      Years ended December 31,
                                                         2002            2001
-------------------------------------------------------------------------------
Revenues:
   Website and programming services                  $    18,884   $    74,318
   Hardware/software sales                                     -         6,795
-------------------------------------------------------------------------------
                                                          18,884        81,113

   Cost of sales and services                             10,424        61,268
-------------------------------------------------------------------------------

   Gross profit                                            8,460        19,845
-------------------------------------------------------------------------------

Expenses:
   Depreciation                                           13,187        18,422
   Interest expense                                       12,802        15,948
   Selling, general and administrative - Note 8          126,688       270,234
-------------------------------------------------------------------------------
   Total expenses                                        152,677       304,604
-------------------------------------------------------------------------------

Loss before other items                                 (144,217)     (284,759)

Other items:
   Gain on sale of capital assets                              9             -
   Forgiveness of debt - Note 8                                -        35,608
-------------------------------------------------------------------------------

Loss for the period                                     (144,208)     (249,151)

Other comprehensive gain (loss):
   Foreign currency translation adjustment                  (874)        4,904

Comprehensive loss                                   $  (145,082)  $  (244,247)
===============================================================================

Loss per share:
   Basic                                             $     (0.01)  $     (0.02)
   Diluted                                           $     (0.01)  $     (0.02)
===============================================================================

Weighted average shares:
   Basic                                               2,750,157    12,708,527
   Diluted                                            12,750,157    12,708,527
===============================================================================

See accompanying notes to consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Consolidated Statements of Cash Flows
(Expressed in United States dollars)

-----------------------------------------------------------------------------------------
                                                         Years ended December 31,
                                                            2002            2001
-----------------------------------------------------------------------------------------
Cash provided by (used in):

Operating activities:
   Loss for the period                                    $   (144,208)    $   (249,151)
   Non-cash items:
     Depreciation                                               13,187           18,422
     Gain on sale of capital assets                                 (9)               -
     Services rendered in exchange for stock                         -           22,500
     Compensation cost related to stock options granted          1,122          (13,103)
     Interest expense of conversion option
       benefit of convertible debt                               1,657            7,839
   Changes in non-cash operating working capital:
     Accounts receivable                                        15,205           11,752
     Prepaid expense                                            (1,026)          (1,738)
     Work-in-progress                                            5,286           11,552
     Accounts payable and accrued liabilities                   36,189          (53,256)
----------------------------------------------------------------------------------------
                                                               (72,597)        (245,183)
----------------------------------------------------------------------------------------

Investing activities:
   Proceeds on disposal of capital assets                          510                -
   Purchase of equipment                                             -           (4,024)
----------------------------------------------------------------------------------------
                                                                   510           (4,024)
----------------------------------------------------------------------------------------

Financing activities:
   Repayment of obligations under capital lease                 (6,573)          (2,483)
   Issuance of convertible debt                                      -           47,500
   Issuance of debt due to related parties                      77,195          143,834
   Issuance of loans payable                                    11,070           53,678
----------------------------------------------------------------------------------------
                                                                81,692          242,529
----------------------------------------------------------------------------------------

Effect of foreign currency translation on cash                  (1,005)           4,904
----------------------------------------------------------------------------------------

Increase (decrease) in cash                                      8,600           (1,774)

Cash, beginning of period                                        3,870            5,644
----------------------------------------------------------------------------------------

Cash, end of period                                       $     12,470     $      3,870
========================================================================================

Supplementary disclosure:
   Interest expense paid                                  $      1,579     $     15,948
   Income taxes paid                                      $          -     $          -
   Non-cash transactions:
   Capital stock issued for services rendered             $          -     $     22,500
   Stock-based compensation                               $      1,122     $    (13,103)
========================================================================================

See accompanying notes to consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Consolidated Statements of Stockholders' Equity (Deficiency)
(Expressed in United States dollars)

Year ended December 31, 2002

-----------------------------------------------------------------------------------------------------------------------
                                                                                                             Total
                                                            Additional     Retained      Cumulative       stockholders'
                                     Common stock            paid-in       earnings      translation         equity
                                  Shares      Amount        capital       (deficit)      adjustment      (deficiency)
-----------------------------------------------------------------------------------------------------------------------
Balance, January 29, 1999
   Issued for cash at $.0004
   per share post 2.5:1 split   7,500,000    $   3,000       $    -        $      -      $       -        $     3,000

April 4, 1999:
   Issued for cash              3,000,000        1,200            -               -              -              1,200

Foreign currency translation
  Adjustments                           -            -            -               -             (3)                (3)

Net earnings                            -            -            -           3,350              -              3,350
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999     10,500,000        4,200            -           3,350             (3)             7,547
April 30, 2000:
   Issued for cash              1,195,650        1,196      118,369               -              -            119,565
April 30, 2000:
   Issued for services            129,250          129       12,796               -              -             12,925
April 30, 2000:
   Issued for cash                677,013          677       67,024               -              -             67,701
September 18, 2000:
   Issued for services             12,000           12        1,188               -              -              1,200
November 15, 2000:
   Issued for cash                 45,244           45        6,742               -              -              6,787
December 28, 2000:
   Issued for services            106,000          106        4,894               -              -              5,000

Authorized par value change
   resulting in a decrease in
   additional paid-in-capital          -        6,300       (6,300)               -              -                  -

Detachable warrants issued with
   convertible debt                    -            -        8,287                -              -              8,287

Stock compensation                     -            -       16,103                -              -            16,103

Conversion benefit
   of convertible debt                 -            -        8,287                -              -             8,287

Foreign currency translation
   Adjustments                         -            -            -                -           (672)             (672)

Loss for the year                      -            -            -         (287,656)             -          (287,656)
=======================================================================================================================
Balance, December 31, 2000    12,665,157       12,665      237,390         (284,306)          (675)          (34,926)

May 25, 2001:
   Issued for services            75,000           75        7,425                -              -             7,500

June 25, 2001:
   Issued for services            10,000           10          990                -              -             1,000

Services rendered relating to
   prior year share issuance           -            -       14,000                -              -            14,000

Stock compensation                     -            -      (13,103)               -              -           (13,103)

Foreign currency translation
   Adjustments                         -            -            -                -          4,904             4,904

Loss for the year                      -            -            -         (249,151)             -          (249,151)
=======================================================================================================================
Balance, December 31, 2001    12,750,157       12,750      246,702         (533,457)         4,229          (269,776)

Stock compensation                     -            -        1,122                -              -             1,122

Loss for the year                      -            -            -         (144,208)             -          (144,208)

Foreign currency translation
   Adjustments                         -            -            -                -           (874)             (874)
-----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002    12,750,157     $ 12,750   $  247,824      $  (677,665)    $    3,355       $  (413,736)
=======================================================================================================================
</TABLE

See accompanying notes to consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001

-------------------------------------------------------------------------------

1. Nature and Continuance of Operations:

   The Company was organized on January 29, 1999 (inception) under the laws of the State of Nevada, United States of America as E-Com Technologies Corporation. The Company has a 100% owned subsidiary, E-Com Consultants (Canada) Corp., which was incorporated in the Province of British Columbia, Canada on February 11, 1999. On November 10, 2000, the Company became a Fully registered issuer reporting with the Securities and Exchange Commission. On December 15, 2000, the Company began trading on the National Association of Securities Dealer - Over-the-Counter Bulletin Board.

   The Company develops e-commerce solutions, web-based applications, performs Internet marketing and consulting services and designs and hosts web sites.

   The Company's consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America, which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   The Company has generated revenues from website services and sales of hardware and software, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the year ended December 31, 2002 and at December 31, 2002 has an excess of current liabilities over current assets of $351,392 and accumulated deficit of $677,665. The Company plans to increase revenue through marketing efforts and business development and also plans to seek additional equity financings to fund future operations. Through March 21, 2003, no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

   For the period from incorporation to December 31, 2002, the Company operated as one business segment, internet and related services.

   All of the Company's revenues are generated in Canada.

2. Significant accounting policies:

   These consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America.

   (a) Principles of consolidation:

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary E-Com Consultants (Canada) Corp. All intercompany balances and transactions have been eliminated.

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

2. Significant accounting policies (continued):

   (b) Foreign operations:

       The Company's functional and reporting currency is the United States of America dollar. The functional currency of the Company's Canadian subsidiary is the Canadian dollar. Assets and liabilities of the foreign subsidiary are translated into the United States dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising on the translation are excluded from the determination of income and reported in the cumulative translation adjustment in stockholders' equity.

   (c) Capital assets:

       Capital assets are stated at cost. Depreciation is provided using the straight-line method at the following annual rates:

       ------------------------------------------------------------------------
       Assets                                             Rate
       ------------------------------------------------------------------------
       Computer equipment                                3 years
       Websites                                          2 years
       Furniture and fixtures                            5 years
       ------------------------------------------------------------------------

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

   (f) Income taxes:

       The Company used the liability method of  accounting  for  income  taxes
       pursuant  to  Statement  of  Financial  Accounting   Standards,  No. 109
       "Accounting for Income Taxes".

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

2. Significant accounting policies (continued):

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

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

2. Significant accounting policies (continued)

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

   (n) Loss per share:

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

3. Capital assets:

   ----------------------------------------------------------------------------
                                                Accumulated      Net book
   2002                               Cost      depreciation       value
   ----------------------------------------------------------------------------
   Computer equipment               $  27,563   $    23,712      $     3,851
   Furniture and fixtures               5,891         2,150            3,741
   Websites                            17,239        17,239                -
   ----------------------------------------------------------------------------
                                    $  50,693   $    43,101      $     7,592
   ============================================================================

   ----------------------------------------------------------------------------
                                                Accumulated      Net book
   2001                               Cost      depreciation       value
   ----------------------------------------------------------------------------
   Computer equipment               $  30,147   $    16,400      $    13,747
   Furniture and fixtures               5,891         1,001            4,890
   Websites                            17,239        14,727            2,512
   ----------------------------------------------------------------------------
                                    $  53,277   $    32,128      $    21,149
   ============================================================================

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

3. Capital assets (continued):

   Included in computer equipment are capital leases with costs of $17,585 (2001 - $17,585) and accumulated depreciation of $15,448 (2001 - $9,906).
   Included in furniture and fixtures are capital leases with costs of $4,025 (2001 - $4,025) and accumulated depreciation of $857 (2001 - $67).

4. Obligations under capital leases:

   The Company leases computer equipment under capital leases, denominated in Canadian dollars, and expiring at various dates to 2006. As at December 31, 2002, the future minimum lease payments under capital leases were as follows:

   ----------------------------------------------------------------------------
   2003                                         $   3,093
   2004                                             1,133
   2005                                             1,133
   2006                                               945
   ----------------------------------------------------------------------------
                                                    6,304
   Amount representing interest                     1,212
   ----------------------------------------------------------------------------
                                                    5,092
   Current portion                                  2,544
   ----------------------------------------------------------------------------
                                                $   2,548
   ============================================================================

   Interest rates on the capital leases range from approximately 16.1% to 30.5%. Two of the leases are guaranteed by two stockholders.

5. Loans payable:

   The loans payable are unsecured, bear interest at 5% per annum and, as of January 1, 2003, are due on demand.

6. Convertible debenture:

   (a) On November 15, 2000, the Company issued a convertible debenture for proceeds of $24,860. The convertible debenture has an interest rate of 9% and is convertible into common shares of the Company at the lower of $0.10/share or 80% of the average closing price ("Conversion Price"). Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture. The debentures are convertible into common shares of the Company at any time beginning May 15, 2001 and are redeemable at the option of the Company at 120% of the outstanding amount, with 100% payable in cash and 20% payable, at the option of the Company, in cash or in common shares at the Conversion Price. 124,300 detachable warrants, convertible into common shares of the Company, were issued in conjunction with the convertible debt. These warrants expired on November 15, 2002 without being exercised.

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------


6. Convertible debenture (continued):

   The  proceeds  from  the  issuance  of   convertible  debt  securities  with
   detachable warrants has been allocated between the warrants, the debt security, and the beneficial conversion option.

   The fair value of the convertible debenture and the detachable warrants were calculated using the Black-Scholes option-pricing model. The value of proceeds allocated to the detachable warrants totaled $8,287 and is being amortized over the life of the convertible debt. At the convertible debt commitment date, the value attributed to the beneficial conversion option was $8,287 which was amortized over the period to the first conversion date of May 15, 2001.

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

The value of the proceeds allocated to the convertible debt is as follows:

-------------------------------------------------------------------------------
                                                            2002       2001
-------------------------------------------------------------------------------
Face value of debt                                      $ 72,360  $   72,360
Discount attributed to warrants                           (4,972)     (6,629)
Discount attributed to beneficial conversion option            -           -
-------------------------------------------------------------------------------
                                                        $ 67,388  $   65,731
===============================================================================

The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

7. Capital Stock: - Note 6

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

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

7. Capital Stock - Note 6 - (continued):

   (b) Stock incentive plan: - (continued)

       Stock option activity is presented as follows:

-------------------------------------------------------------------------------
                                                              Weighted
                                                               average
                                                    Number     exercise
                                                   of shares    price
-------------------------------------------------------------------------------
Outstanding, December 31, 2000                      320,000       0.10
Forfeited                                           (90,000)      0.10
-------------------------------------------------------------------------------

Outstanding, December 31, 2001                      230,000     $ 0.10
-------------------------------------------------------------------------------
Forfeited                                          (100,000)      0.10
-------------------------------------------------------------------------------
Outstanding, December 31, 2002                      130,000     $ 0.10
===============================================================================

The options are exercisable in accordance with the following vesting schedules:

-------------------------------------------------------------------------------
Percentage                               Vesting date

25%                                      March 31, 2001
25%                                      September 30, 2001
25%                                      March 31, 2002
25%                                      September 30, 2002
-------------------------------------------------------------------------------

The  following   table   summarizes   information  concerning  outstanding  and
exercisable options at December 31, 2002:

-------------------------------------------------------------------------------
                  Options outstanding               Options exercisable
            ------------------------------      -----------------------------
                     Weighted
                     Average          Weighted                  Weighted
                     Remaining        average                   average
Exercise   Number    contractual     exercise price  Number   exercise price
Prices   outstanding  life (in years) per share     exercisable   per share
-------------------------------------------------------------------------------
$0.10     130,000       2.95           $0.10          130,000    $  0.10
===============================================================================

The expiry date of these options is December 11, 2005.

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

7. Capital Stock - Note 6 - (continued):

   (b) Stock incentive plan: - (continued)

       (i) The per share weighted average fair value of stock options granted during 2000 was determined using the Black Scholes option-pricing model with the following average assumptions used to value the options at each vesting period:

                                            2002            2001         2000

            Expected dividend yield         Nil             Nil           Nil
            Risk-free interest rate         3.0%            7.5%          7.5%
            Volatility                      145%            145%          145%
            Expected time to maturity       3.5 yrs         0.8 yr      1.8 yrs

           Of the total options granted in 2000, 80,000 were granted to employees, 180,000 were granted to officers and directors, and 60,000 were granted to non-employees of the Company. All options were granted with an exercise price equal to the fair market value of the stock on the date of the grant. In accordance with the Company's accounting policy described in Note 2(k), no compensation cost has been recognized for the stock options granted to employees. The fair value of the options granted to non-employees earned during the year ended December 31, 2002 was $1,122, calculated by the Black-Scholes model with the input factors set out above.

      (ii) During 2001 and 2002, no options were granted. However, due to the departure of an officer and two employees, 90,000 options were forfeited during the year ended December 31, 2001 and due to the departure of two officers, 100,000 were forfeited during the year ended December 31, 2002.

      If in 2002 and 2001, compensation cost for the stock options issued to employees had been determined based on the fair value at the grant date consistent with the measurement provisions of FAS 123 and the input factors set out above, the Company's net loss and loss per share would have been adjusted as follows:

      -------------------------------------------------------------------------
                                               2002            2001
      -------------------------------------------------------------------------
      Loss for the year, as reported     $  (144,208)   $   (249,151)
      Loss for the year, proforma           (144,208)       (250,922)
      Basic loss per share, as reported        (0.01)          (0.02)
      Basic loss per share, proforma           (0.01)          (0.02)
      Diluted loss per share, as reported      (0.01)          (0.02)
      Diluted loss per share, proforma         (0.01)          (0.02)
      =========================================================================

   (c) Common shares issued in exchange for services:

       During fiscal 2002, the Company issued Nil (2001 - 85,000) shares in exchange for services rendered. The value attributed to these services is Nil (2001 - $22,500) and is based on the fair value of the shares at the date of the commitment to issue.

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

8. Related party transactions:

   Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

   (a) Included within general and administration expenses is $72,602 (2001 - $131,177) charged by companies controlled by officers and directors of the Company. The fees were charged in consideration for the provision of management and consulting services to the Company.

       At December 31, 2002, due to related parties includes an amount of $221,030 (December 31, 2002: $143,835) payable to a director of the Company and a company controlled by an officer/director of the Company. These amounts are unsecured, non-interest bearing and, as of January 1, 2003, are due on demand.

   (b) The Company utilizes certain office and operating equipment that is provided by a Company that is owned by the Company's President at no charge.

   (c) Forgiveness of debt consists of $Nil (2001: $35,608) of accrued management fees owed to a private company owned by a former director of the Company.

9. Income taxes:

   Deferred Tax Assets

   The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

   The following table summarizes the significant components of the Company's deferred tax assets:

   ----------------------------------------------------------------------------
                                                      2002             2001
   Deferred tax assets:
      Net operating loss carryforwards            $  253,600      $   213,600
      Excess of book over tax depreciation             4,000            7,100
   ----------------------------------------------------------------------------
   Total deferred tax assets                         257,600          220,700

   Valuation allowance                              (257,600)        (215,700)
   ----------------------------------------------------------------------------
   Net deferred tax assets                                 -            5,000

   Deferred tax liabilities due to capital equipment lease -           (5,000)
   ----------------------------------------------------------------------------
                                                  $        -      $         -

E-COM TECHNOLOGIES CORPORATION
Notes to Consolidated Financial Statements
(Expressed in United States dollars)

Years ended December 31, 2002 and 2001
-------------------------------------------------------------------------------

9. Income taxes (continued):

   The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

   For the year ended December 31, 2002 there were no significant differences between financing and tax reporting and therefore, no deferred tax benefit or liability was accrued or disclosed.

   ----------------------------------------------------------------------------
                                             2002         2001
   ----------------------------------------------------------------------------
   Income tax payable:
    United States                         $     -       $      -
    Canada                                  3,060          3,060
   ----------------------------------------------------------------------------
   Income tax provision:
    United States                         $     -       $      -
    Canada                                      -              -
   ----------------------------------------------------------------------------

   Income tax expense varies from the amounts that would be computed by applying the Canadian federal and provincial income tax rate of 37.6% (2001 - 39.6%) for the periods presented to loss before income taxes as shown in the following table:

   ----------------------------------------------------------------------------
                                                     2002         2001
   ----------------------------------------------------------------------------
   Combined Canadian and federal
     provincial income taxes expected rates     $   (54,222)   $    (98,664)
   Change in valuation allowance                     41,900          84,801
   Permanent and other differences                   12,322          13,863
   ----------------------------------------------------------------------------
   Tax provision                                $         -    $          -
   ============================================================================

   The income and losses from operations before other comprehensive gain or loss by geographic region is as follows:

   ----------------------------------------------------------------------------
                                                     2002         2001
   ----------------------------------------------------------------------------
   United States                                $   (12,830)   $   (39,392)
   Canada                                          (131,378)      (209,759)
   ----------------------------------------------------------------------------
                                                $  (144,208)   $  (249,151)
   ============================================================================

   The potential benefit of the above tax losses has not been recorded in the financial statements.

10. New Accounting Standards:
    Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying consolidated financial statements.


                                    PART III
Index to Exhibits

Name and/or Identification of Exhibit

Exhibit 3 (incorporated by reference to Form 10-SB filed with the Commission September 11, 2000)

(i) Articles of Incorporation of the Company filed January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on September 11, 2000.


(ii)By-Laws of the Company adopted January 29, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

Exhibit 4 - Convertible Debenture and Convertible Notes

Debenture and Warrant Purchase Agreement filed as Exhibit A (and incorporated herein by reference) in the Company's Form 10-KSB for the period ended December 31, 2000 filed April 2, 2001.

Exhibit 16 - Letter on Change in Certifying Accountant - Form 8-K previously filed with the commission November 15, 2002 and Form 8-K/A previously filed with the commission November 26, 2002 incorporated herein by reference.

Exhibit 21 - Subsidiaries

E-Com Consultants (Canada) Corp. incorporated in British Columbia in February 1999 is a 100% owned subsidiary corporation.


Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C
               Section 1350

Exhibit 99.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C
               Section 1350



                                 SIGNATURES
   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              E-Com Technologies Corporation

                                              /s/ Ron Jorgensen
                                              ---------------------------------
                                              Ron Jorgensen,
                                              Secretary

                                              Date: March 30, 2003

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                              /s/ Kyle Werier
                                              ---------------------------------
                                              Kyle Werier,
                                              President, Director

                                              Date: March 30, 2003

                                              /s/ Ron Jorgensen
                                              ---------------------------------
                                              Ron Jorgensen,
                                              Chief Financial Officer, Director

                                              Date: March 30, 2003

                                              /s/ Jeff Quennell
                                              ---------------------------------
                                              Jeff Quennell,
                                              Director

                                              Date: March 30, 2003

                                              /s/ R. Scott Irwin
                                              ---------------------------------
                                              R. Scott Irwin,
                                              Director

                                              Date: March 30, 2003


Exhibit 99.1

CERTIFICATION

I, Kyle Werier, certify that:

1. I have reviewed this annual report on Form 10-KSB of E-Com Technologies Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

(a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 30, 2003

"KYLE WERIER"
---------------------------------------------
Kyle Werier
Chief Executive Officer and President



Exhibit 99.2

CERTIFICATION

I, Ron Jorgensen, certify that:

1. I have reviewed this annual report on Form 10-KSB of E-Com Technologies Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial conditions, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  I am responsible for establishing and maintaining disclosure  controls  and
procedures (as defined  in  Exchange  Act  Rules 13a-14  and 15d-14)   for  the
registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

(a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 30, 2003


"RON JORGENSEN"
-----------------------------
Ron Jorgensen
Chief Financial Officer