Form 10QSB
period 2003-03-31
E COM TECHNOLOGIES CORP
filed 2003-05-15
CIK 1083866

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response 174.00

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2003
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 0-31503
E-COM TECHNOLOGIES CORPORATION
Nevada (State or other jurisdiction of incorporation or organization)	98-0199981 (I.R.S. Employer Identification No.)
720-475 Howe Street, Vancouver, B.C., Canada (Address of principal executive offices)	V6C 2B3 (Zip Code)
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,750,157 (May 1, 2003)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ] No [X]

E-COM TECHNOLOGIES CORPORATION

Table of Contents

Item 1. Financial Statements

Interim Consolidated Financial Statements

(Expressed in United States dollars)

E-Com Technologies corporation

Three month periods ended March 31, 2003 and 2002

(Unaudited)

E-com technologies Corporation

Interim Consolidated Balance Sheets

March 31, 2002 and December 31, 2002

(Expressed in United States dollars)
	March 31,	December 31,
	2003	2002
Assets	(unaudited)	(Audited)
Current assets:
Cash	$ —	$ 12,470
Accounts receivable	3,180	3,382
Prepaid expenses	2,964	2,764
	6,144	18,616
Capital assets, net of accumulated depreciation of $33,172
(2002 - $43,101)	5,382	7,592
Total assets	$ 11,526	$ 26,208
Liabilities and Stockholders' Deficiency
Current liabilities:
Bank indebtedness	$ 109	$ —
Accounts payable and accrued liabilities	77,211	81,686
Due to related parties - note 4	240,999	221,030
Loans payable	64,748	64,748
Current capital lease obligation	1,036	2,544
	384,103	370,008

Long-term capital lease obligation	2,242	2,548
Convertible debt, net of discount of $4,558
(2002 - $4,972)	67,802	67,388
Total liabilities	454,147	439,944

Stockholders' deficiency:
Common stock:
Authorized:
90,000,000 common voting shares, par value of $0.001
per share
10,000,000 preferred stock, par value of $0.001
per share
Issued and outstanding:
12,750,157 common stock (2002 - 12,750,157)	12,750	12,750
Additional paid-in capital	247,824	247,824
Deficit	(683,795)	(677,665)
Accumulated other comprehensive income:
Cumulative translation adjustment	(19,400)	3,355
Total stockholders' deficiency	(442,621)	(413,736)
Total liabilities and stockholders' deficiency	$ 11,526	$ 26,208

See accompanying notes to interim consolidated financial statements.

E-com technologies Corporation

Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in United States dollars)

Three-month periods ended March 31, 2003 and 2002
	2003	2002
Revenues:
Website and programming services	$ —	$ 9,584
Hardware/software sales	—	—
	—	9,584
Cost of sales and services	—	8,879
Gross profit	—	705
Expenses:
Depreciation and amortization	1,756	4,043
Interest expense	3,023	2,116
Selling, general and administrative	1,452	47,109
Total expenses	6,231	53,268
Loss before other:	(6,231)	(52,563)
Gain on disposal of capital assets	101	—
Loss for the period	(6,130)	(52,563)
Other comprehensive loss:
Foreign currency translation adjustment	(22,755)	131
Comprehensive loss	$ (28,885)	$ (52,432)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Basic and diluted weighted average shares	12,750,157	12,750,157

See accompanying notes to interim consolidated financial statements.

E-com technologies Corporation

Interim Consolidated Statements of Stockholders' Equity (Deficiency)

(Unaudited)

(Expressed in United States dollars)

Three-month period ended March 31, 2003
						Total
			Additional	Retained	Cumulative	stockholders'
	Common stock		paid-in	earnings	translation	equity
	Shares	Amount	capital	(deficit)	adjustment	(deficiency)
Balance, January 29, 1999
issued for cash at $.0004
per share post 2.5:1 split	7,500,000	$ 3,000	$ —	$ —	$ —	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	—	—	—	1,200

Foreign currency translation adjustments	—	—	—	—	(3)	(3)

Net earnings	—	—	—	3,350	—	3,350

Balance, December 31, 1999	10,500,000	4,200	—	3,350	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	—	—	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	—	—	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	—	—	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	—	—	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	—	—	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	—	—	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	—	6,300	(6,300)	—	—	—

Detachable warrants issued with convertible debt	—	—	8,287	—	—	8,287

Stock compensation	—	—	16,103	—	—	16,103

Conversion benefit of convertible debt	—	—	8,287	—	—	8,287

Foreign currency translation adjustments	—	—	—	—	(672)	(672)

Loss for the year	—	—	—	(287,656)	—	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	—	—	7,500

June 25, 2001:
Issued for services	10,000	10	990	—	—	1,000

Services rendered relating to prior year share issuance	—	—	14,000	—	—	14,000

Stock compensation	—	—	(13,103)	—	—	(13,103)

Foreign currency translation adjustments	—	—	—	—	4,904	4,904

Loss for the year	—	—	—	(249,151)	—	(249,151)

Balance, December 31, 2001	12,750,157	12,750	246,702	(533,457)	4,229	(269,776)

Stock compensation	—	—	1,122	—	—	1,122

Loss for the year	—	—	—	(144,208)	—	(144,208)

Foreign currency translation of adjustments	—	—	—	—	(874)	(874)

Balance, December 31, 2002	12,750,157	12,750	247,824	(677,665)	3,355	(413,736)
Loss for the period	—	—	—	(6,130)	—	(6,130)

Foreign currency translation of adjustments	—	—	—	—	(22,755)	(22,755)

Balance, March 31, 2003	12,750,157	$ 12,750	$ 247,824	$ (683,795)	$ (19,400)	$ (442,621)

See accompanying notes to interim consolidated financial statements.

E-com technologies Corporation

Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

Three month periods ended March 31, 2003 and 2002
	2003	2002
Cash provided by (used in):
Operating activities:
Loss for the period	$ (6,130)	$ (52,563)
Non-cash items:
Depreciation	1,756	4,043
Gain on disposal of capital assets	(101)	—
Interest expense of conversion option
benefit of convertible debt	414	414
Changes in non-cash operating working capital:
Accounts receivable	442	10,010
Prepaid expense	7	(822)
Work-in-progress	—	5,286
Accounts payable and accrued liabilities	(11,498)	(4,043)
	(15,510)	(37,675)
Financing activities:
Repayment of obligations under capital lease	(1,706)	(1,663)
Issuance of debt due to related parties	3,341	32,091
Issuance of loans payable	—	3,433
Bank indebtedness	109	—
	1,744	33,861
Effect of foreign currency translation on cash	1,296	131
Decrease in cash	(12,470)	(3,683)
Cash, beginning of period	12,470	3,870
Cash (bank indebtedness), end of period	$ —	$ 187

Supplementary disclosure:

Income taxes paid	$ —	$ —

Interest expense paid	$ 204	$ 2,530

See accompanying notes to interim consolidated financial statements.

E-com technologies Corporation

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Three-month period ended March 31, 2003

1.   Basis of presentation:

The unaudited condensed interim consolidated financial statements have been prepared by E-Com Technologies Corp. ("E-Com") in accordance with generally accepted accounting principles in the United States and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with E-Com's audited consolidated financial statements and notes for the year ended December 31, 2002, included in E-Com's Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2002.

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

E-com technologies Corporation

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Three month period ended March 31, 2003

2.   Operations (continued):

The Company generates revenues from website services and sales of hardware and software, but such revenues are not yet sufficient to cover operating costs. Furthermore, the Company has experienced negative cash flows from operations for the three month period ended March 31, 2003. The Company plans to increase revenue through marketing efforts, business development and also plans to seek additional equity financings to fund future operations. Through March 31, 2003 no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to March 31, 2003, the Company operated as one business segment, Internet and related services.

All of the Company's revenues are generated in Canada.

3.   Convertible debt with detachable warrants:

(a)  On November 15, 2000, the Company issued a convertible debenture for proceeds of $24,860. The convertible debenture has an interest rate of 9% and is convertible into common shares of the Company at the lower of $0.10 per share or 80% of the average closing price ("Conversion Price"). Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture. The debentures are convertible into common shares of the Company at any time beginning May 15, 2001 and are redeemable at the option of the Company at 120% of the outstanding amount, with 100% payable in cash and 20% payable, at the option of the Company, in cash or in common shares at the Conversion Price. 124,300 detachable warrants, convertible into common shares of the Company, were issued in conjunction with the convertible debt. These warrants expired on November 15, 2002 without being exercised.

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

E-com technologies Corporation

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Three month period ended March 31, 2003

3.   Convertible debt with detachable warrants (cont'd):

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

The value of the proceeds allocated to the convertible debt is as follows:

	March 31,	December 31,
	2003	2002
Face value of debt	$ 72,360	$ 72,360
Discount attributed to warrants	(4,558)	(4,972)
Discount attributed to beneficial conversion option	—	—

	$ 67,802	$ 67,388

The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

4.   Related party transactions:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)  Included within general and administration expenses is $NIL (2002 - $30,111) charged by companies controlled by officers and directors of the Company. The fees were charged in consideration for the provision of management and consulting services to the Company.

At March 31, 2003, due to related parties includes an amount of $240,999 payable to companies controlled by officers and directors of the Company for management fees. At December 31, 2002, this balance was $221,030.

(b)  The Company utilizes certain office and operating equipment that is provided by Companies that are owned by the Company's Directors at no charge.

E-com technologies Corporation

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

Three month period ended March 31, 2003

5.   Capital Stock:

The following table summarizes information concerning outstanding and exercisable options at March 31, 2003:

Options outstanding			Options exercisable
Exercise prices	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$0.10	130,000	2.95	$0.10	130,000	$0.10

The expiry date of these options is December 11, 2005.

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

General

E-Com Technologies Corporation ("E-Com" or the "Company"), a Nevada corporation, was incorporated on January 29, 1999. We are an information technology company employing the latest technologies to develop solutions for a global marketplace. Our principal products and services include the development of e-commerce applications, web site architecture, database design and programming, domain name registration, Internet marketing and consulting and custom programming of web based applications. Our mission is to provide quality Internet professional services for clients interested in building and developing their e-commerce strategies.

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

Results of Operations

The Company generated revenues of $101 for the quarter ended March 31, 2003, as compared to $9,584 in the quarter ended March 31, 2002. This represents a decrease of $9,483 (99.0%) as compared to the same period in the prior year. This large decrease in revenue is a result of the Company being forced to scale down operations due to limited resources available for marketing, staffing, programming and management. Other than the time of our officers, we have almost no resources available to operate the Company. We have been forced to cease the operation of our web hosting division entirely and have not been in a position to carry on any marketing activities, which has caused sales revenue from operations to decline to almost zero. The first quarter revenue resulted from the disposal of computer equipment, which was not being used in operations. We did not generate any revenues from website and programming services due to the closure of our web hosting services and a lack of contracts for programming and design services. Revenues from website and programming services declined to nil from $9,584 in the same quarter in the prior year.

Cost of sales was nil for quarter, as we did not generate any revenues from operations. This is a decrease of $8,879 from the same quarter in the prior year. Gross profits were negligible with the entire amount being due to the disposal some of our computer equipment.

Total operating expenses were $6,231 for the quarter ended March 31, 2003 as compared to $53,268 for the same period in 2002, for a decrease of $47,037 (88.3%). The decrease can be attributed to the vast reduction in operations which we were forced to make due to limited resources available. The operating expenses were comprised of $1,756 in depreciation and amortization expense, $3,023 in interest expense relating to debt outstanding and leases on equipment and $1,452 in selling, general and administrative. Selling, general and administrative expenses accounted for most of the decrease as we have now been forced to lay-off all staff and vacate the Company's former office. An officer of the Company is now providing our head office for no charge to the Company.

We had a net loss of $6,130 for the quarter ended March 31, 2003 as compared to a net loss of $52,563 for the comparable period in 2002. The decrease in net losses was due to lower operating expenses, primarily selling, general and administrative expenses, as discussed above.

The Company now has no full time staff and officers of the Company are allocating approximately 10% of their time to the Company. The efforts of management are focusing on development or acquisition of a new business venture and a plan for financing the Company's future operations.

Plan of Operation

We are still carrying on our existing business, although to a substantially reduced extent due to our limited resources. We currently have no resources to devote to marketing efforts, however, should our existing or new clients require our services we will engage contract programmers to perform the services required.

We currently do not have cash resources to carry on business at any significant level. We are seeking additional equity and debt financing to provide additional resources for the Company and we will need additional capital to sustain the Company through the next twelve months.

Management's primary focus currently is to aggressively seek merger and acquisition strategies targeting companies which will provide some synergy with our existing business activities and help to accelerate the growth of our Company. Given the current position of the Company and the fact that it is not likely we will be able to attract additional capital on favorable terms we are also considering merger and acquisition strategies, which may involve a change in the Company's business, with the main objective being the enhancement of shareholder value.

Officers and directors have been providing some funds to the Company through payment of expenses on behalf of the Company and advances directly to the Company, however, these resources are also limited. Without additional financing we may be required to completely cease operations and may not be in a position to continue business.

Liquidity and Capital Resources

As at March 31, 2003 we had bank indebtedness of $109 and nil cash on hand. Our working capital deficiency was $377,959. The Company's current financial condition is not strong due to this working capital deficiency and the fact that currently our operating costs exceed our revenues and our revenues have been declining. Management has taken steps to cut all discretionary spending and reduce overhead to the largest extent possible, and has been forced to reduce operations to a bare minimum.

We are attempting to raise additional funds through a private placement or public offering of equity or debt instruments to increase the current level of operations and to provide for additional staffing in our marketing and programming departments and to provide funds to seek potential merger and acquisition candidates. If available, the Company will also consider loans or debentures from lenders. If adequate equity or debt funding cannot be obtained, we may be required to completely cease operations.

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

We expect the Company will generate some revenues from website and programming services, but we do not expect that such revenues will be sufficient to cover operating costs in the short-term. Furthermore, the Company has experienced negative cash flows from operations for the three months ended March 31, 2003 and in the prior two fiscal years.

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

We are currently not generating positive cash flow and may not have the cash, equity capital, credit, or working capital to pay our current expenditures. Sales may not grow to the levels forecast and new product and service introductions may be delayed. We are seeking equity financing which may not be available on acceptable on terms and conditions to us, if at all. The auditors' report on our December 31, 2002 and December 31, 2001 consolidated financial statements includes an additional explanatory paragraph that states that the Company has incurred losses from operations and has a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty

We are operating at significant loss, which will further erode our already limited resources. We are currently attempting to develop new business, which if successful will enable us to generate positive cash flow. However, there is no assurance that this can be accomplished before our limited resources are exhausted.

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

Item 3. - Controls and Procedures

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

None

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

Item 6(b). Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Com Technologies Corporation

Dated: May 14, 2003

By: /s/ Kyle Werier

Kyle Werier, President and Director

By: /s/ Ron Jorgensen

Ron Jorgensen, Chief Financial Officer and Director

Exhibit 99.1 - Certification

I, Kyle Werier, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of E-Com Technologies Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ Kyle Werier

-------------------------------------

Kyle Werier,

President and Chief Executive Officer

Exhibit 99.2 - Certification

I, Ron Jorgensen, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of E-Com Technologies Corporation;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003

/s/ Ron Jorgensen

----------------------------------------------

Ron Jorgensen, Chief Financial Officer