Form 10QSB
period 2003-06-30
E COM TECHNOLOGIES CORP
filed 2003-08-14
CIK 1083866

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response 174.00

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2003
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
(604) 685-5851 (Registrant's telephone number, including area code)
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,750,157 (July 31, 2003)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ] No [X]

#

E-COM TECHNOLOGIES CORPORATION

Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Unaudited Interim Consolidated Balance Sheet as at June 30, 2003 and December 31, 2002	4
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the 3-month and 6-month periods ended June 30, 2003 and June 30, 2002.	5
Unaudited Interim Consolidated Statement of Stockholders’ Equity	6
Unaudited Interim Consolidated Statements of Cash Flows for the 6-month periods ended June 30, 2003 and June 30, 2002	7
Notes to Unaudited Interim Consolidated Financial Statements	8
Item 2. Management's Discussion and Plan of Operation	11
Item 3. Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Changes in Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Securities Holders	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15

#

Item 1 – Financial Statements

Interim Consolidated Financial Statements
(Expressed in United States dollars)

E-COM TECHNOLOGIES CORPORATION

Six-month periods ended June 30, 2003 and 2002

(Unaudited)

#

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Balance Sheets

June 30, 2003 and December 31, 2002

(Expressed in United States dollars)

	June 30,	December 31,
	2003	2002
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$ 219	$ 12,470
Accounts receivable	786	3,382
Prepaid expenses	-	2,764
	1,005	18,616
Fixed assets, net of accumulated depreciation of $32,353
(2002 - $43,101)	-	7,592
Total assets	$ 1,005	$ 26,208
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$ 89,973	$ 81,686
Due to related parties	264,190	221,030
Loans payable	64,748	64,748
Current capital lease obligation	-	2,544
	418,911	370,008

Long-term capital lease obligation	-	2,548
Convertible debt, net of discount of $4,144
(2002 - $4,972)	68,216	67,388
Total liabilities	487,127	439,944

Stockholders' deficiency:
Common stock:
Authorized:
90,000,000 common voting shares, par value of $0.001
per share
10,000,000 preferred stock, par value of $0.001
per share
Issued and outstanding:
12,750,157 common stock (2002 – 12,750,157)	12,750	12,750
Additional paid-in capital	247,824	247,824
Deficit	(699,476)	(677,665)
Accumulated other comprehensive income:
Cumulative translation adjustment	(47,220)	3,355
Total stockholders' deficiency	(486,122)	(413,736)
Total liabilities and stockholders' deficiency	$ 1,005	$ 26,208

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in United States dollars)

Three and six-month periods ended June 30, 2003 and 2002

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Revenues:
Website and programming services	$ 661	$ 6,256	$ 661	$ 15,840
Hardware/software sales	—	—	—	—
	661	6,256	661	15,840
Cost of sales and services	—	1,384	—	10,263
Gross profit	661	4,872	661	5,577
Expenses:
Depreciation and amortization	562	3,418	2,318	7,461
Interest expense	3,412	2,061	6,435	4,177
Selling, general and administrative	12,056	40,599	13,508	87,708
Total expenses	16,030	46,078	22,261	99,346
Loss before other items:	(15,369)	(41,206)	(21,600)	(93,769)
Other items:
Gain on disposal of assets	168	—	269	—
Write off of equipment	(480)	—	(480)	—
	(312)	—	(211)	—
Loss for the period	(15,681)	(41,206)	(21,811)	(93,769)
Other comprehensive loss:
Foreign currency translation adjustment	(27,820)	(11,241)	(50,575)	(11,110)
Comprehensive loss	$ (43,501)	$ (52,447)	$ (72,386)	$ (104,879)
Loss per share:
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares:
Basic	12,750,157	12,750,157	12,750,157	12,750,157
Diluted	12,750,157	12,750,157	12,750,157	12,750,157

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

(Expressed in United States dollars)

Six-month period ended June 30, 2003

						Total
			Additional	Retained	Cumulative	stockholders'
	Common stock		paid-in	earnings	translation	equity
	Shares	Amount	capital	(deficit)	adjustment	(deficiency)
Balance, January 29, 1999
issued for cash at $.0004
per share post 2.5:1 split	7,500,000	$ 3,000	$ —	$ —	$ —	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	—	—	—	1,200

Foreign currency translation adjustments	—	—	—	—	(3)	(3)

Net earnings	—	—	—	3,350	—	3,350

Balance, December 31, 1999	10,500,000	4,200	—	3,350	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	—	—	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	—	—	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	—	—	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	—	—	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	—	—	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	—	—	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	—	6,300	(6,300)	—	—	—

Detachable warrants issued with convertible debt	—	—	8,287	—	—	8,287

Stock compensation	—	—	16,103	—	—	16,103

Conversion benefit of convertible debt	—	—	8,287	—	—	8,287

Foreign currency translation adjustments	—	—	—	—	(672)	(672)

Loss for the year	—	—	—	(287,656)	—	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	—	—	7,500

June 25, 2001:
Issued for services	10,000	10	990	—	—	1,000

Services rendered relating to prior year share issuance	—	—	14,000	—	—	14,000

Stock compensation	—	—	(13,103)	—	—	(13,103)

Foreign currency translation adjustments	—	—	—	—	4,904	4,904

Loss for the year	—	—	—	(249,151)	—	(249,151)

Balance, December 31, 2001	12,750,157	12,750	246,702	(533,457)	4,229	(269,776)

Stock compensation			1,122			1,122

Loss for the year	—	—	—	(144,208)	—	(144,208)

Foreign currency translation of adjustments	—	—	—	—	(874)	(874)

Balance, December 31, 2002	12,750,157	12,750	247,824	(677,665)	3,355	(413,736)
Loss for the period	—	—	—	(21,811)	—	(21,811)

Foreign currency translation of adjustments	—	—	—	—	(50,575)	(50,575)

Balance, June 30, 2003	12,750,157	$ 12,750	$ 247,824	$ (699,476)	$ (47,220)	$ (486,122)

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

Six-month period ended June 30, 2003 and 2002

	2003	2002
Cash provided by (used in):
Operating activities:
Loss for the period	$ (21,811)	$ (93,769)
Non-cash item:
Depreciation	2,318	7,461
Gain on disposal of fixed assets	(269)	—
Write-off of equipment	480	—
Interest expense of conversion option
benefit of convertible debt	828	828
Changes in non-cash operating working capital:
Accounts receivable	2,898	13,685
Prepaid expenses	2,764	(822)
Work-in-progress	-	5,286
Accounts payable and accrued liabilities	(2,370)	(4,731)
	(15,162)	(72,062)
Investing activity:
Proceeds on disposal of fixed assets	3,310	—
Financing activities:
Repayment of obligations under capital lease	(5,015)	(2,901)
Issuance of debt due to related parties	5,024	73,859
Issuance of loans payable	-	8,546
	9	79,504
Effect of foreign currency translation on cash	(408)	(11,110)
Decrease in cash	(12,251)	(3,668)
Cash, beginning of period	12,470	3,870
Cash, end of period	$ 219	$ 202

Supplementary disclosure:
Interest expense paid	$ 212	$ 5,006
	$ -	$ -

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

June 30, 2003

1.

Basis of presentation:

The unaudited condensed interim consolidated financial statements have been prepared by E-Com Technologies Corp. ("E-Com") in accordance with generally accepted accounting principles in the United States of America and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with E-Com’s audited consolidated financial statements and notes for the year ended December 31, 2002, included in E-Com's Registration Statement on Form 10-KSB.  The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2002.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary E-Com Consultants (Canada) Corp.  All intercompany balances and transactions have been eliminated.

2.

Operations:

The Company was organized on January 29, 1999 (Inception) under the laws of the State of Nevada as E-Com Technologies Corporation.  The Company has a 100% owned subsidiary, E-Com Consultants (Canada) Corp., which was incorporated in the province of British Columbia, Canada.  On November 10, 2000, the Company became a fully registered issuer reporting with the United States Securities and Exchange Commission.  On December 15, 2000, the Company began trading on the National Association of Securities Dealer – Over-the-Counter Bulletin Board.

The Company had been in the business of developing e-commerce solutions, web-based applications, performing Internet marketing and consulting services and designing and hosting web sites.  In May 2003 the Company ceased operation of this business and is now seeking new business opportunities.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  Certain conditions, discussed below, currently exist which raise substantial doubt about the validity of this assumption.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E-COM TECHNOLOGIES CORPORATION

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

June 30, 2003

2.

Operations (continued):

Revenues are not yet sufficient to cover operating costs.  Furthermore, the Company has experienced negative cash flows from operations for the six-month period ended June 30, 2003.  The Company plans to increase revenue through development of new business opportunities and also plans to seek additional equity financings to fund future operations.  Through June 30, 2003 no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis.  If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to June 30, 2003, the Company operated as one business segment, Internet and related services.

All of the Company’s revenues were generated in Canada.

3.

Convertible debt with detachable warrants:

(a)

On November 15, 2000, the Company issued a convertible debenture for proceeds of $24,860.  The convertible debenture has an interest rate of 9% and is convertible into common shares of the Company at the lower of $0.10 per share or 80% of the average closing price.  Interest is payable with common shares upon conversion, or with cash upon maturity of the debenture.  The debentures are convertible into common shares of the Company at any time beginning May 15, 2001, are redeemable at the option of the Company at 120% of the outstanding amount and 124,300 detachable warrants, convertible into common shares of the Company, were issued in conjunction with the convertible debt. These warrants expired on November 15, 2002.

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

(a)

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

E-COM TECHNOLOGIES CORPORATION

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

June 30, 2003

3.

Convertible debt with detachable warrants (continued):

The debentures are convertible into common shares of the Company at any time beginning September 12, 2001 and are redeemable at the option of the Company at 120% of the outstanding amount.

The value of the proceeds allocated to the convertible debt is as follows:

	June 30,	December 31,
	2003	2002
Face value of debt	$ 72,360	$ 72,360
Discount attributed to warrants	(4,144)	(4,972)
Discount attributed to beneficial conversion option	—	—

	$ 68,216	$ 67,388

The convertible debentures and detachable warrants have not been registered with United States Securities Exchange Commission, or the Securities Commission of any state.

4.

Related party transactions:

Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

(a)

Included within general and administration expenses is $NIL (2002 - $60,990) charged by companies controlled by officers and directors of the Company.  The fees were charged in consideration for the provision of management and consulting services to the Company.

At June 30, 2003, due to related parties includes an amount of $264,190 payable to companies controlled by officers and directors of the Company for management fees.  At December 31, 2002, this balance was $221,030.

(b)

The Company utilizes certain office and operating equipment that is provided by Companies that are owned by the Company’s Directors at no charge.

5.

Capital Stock:

The following table summarizes information concerning outstanding and exercisable options at June 30, 2003:

	Options outstanding			Options exercisable
Exercise price	Number outstanding	Weighted average remaining contractual life (in years)	Weighted average exercise price per share	Number exercisable	Weighted average exercise price per share
$0.10	130,000	2.95	$0.10	130,000	$ 0.10

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

General

E-Com Technologies Corporation (“E-Com” or the “Company”), a Nevada corporation, was incorporated on January 29, 1999 as an information technology company employing the latest technologies to develop solutions for a global marketplace. The Company’s principal products and services included the development of e-commerce and e-business applications, web site architecture and hosting, database design and programming, domain name registration, online payment processing, Internet marketing and consulting and custom programming of web based applications.

During the quarter, management decided to cease operation of this business due to a lack of resources to continue and the inability to raise additional financing on terms beneficial to shareholders.

The Company filed its Form 10-SB with the United States Securities and Exchange Commission, which became effective November 10, 2000.  As of December 15, 2000 our common shares have been quoted for trading on the OTC Bulletin Board® under the symbol “ECTC”.

Results of Operations

Revenue, Cost of Sales and Services, and Gross Margin

For the three month period ended June 30, 2003

The Company generated revenues of $661 for the quarter ended June 30, 2003, as compared to $6,256 in the quarter ended June 30, 2002.  This represents a decrease of $5,595 (89.4%) as compared to the same period in the prior year.  This decrease in revenue is due to the fact that during the quarter we ceased operation of our current business.

Cost of sales and services decreased from $1,384 for the quarter ended June 30, 2002 to $nil for the quarter ended June 30, 2003, reflecting the cessation of our current business.  Gross profits were down from $4,872 for the quarter ended June 30, 2002 to $661 for the quarter ended June 30, 2003.

For the six month period ended June 30, 2003

For the six months ended June 30, 2003 revenues were $661 as compared to $15,840 for the six months ended June 30, 2002 for a decrease of $15,179 (95.8%). Cost of sales decreased from $10,263 for the six months ended June 30, 2002 to $nil for the six months ended June 30, 2003. Gross profits were down from$5,577 for the six months ended June 30, 2002 to $661 for the six months ended June 30, 2003. The decrease in revenue, cost of sales and gross margin is due to the fact that during the quarter we ceased operation of our current business.

Selling, General and Administrative Expenses

For the three month period ended June 30, 2003

Total selling, general and administrative expenses decreased from $40,599 for the quarter ended June 30, 2002 to $12,056 for the same period in 2003 for a 70.3% reduction. The decrease can be attributed to lower expenditures as we ceased operations of our Internet services business operations during the quarter.  Expenditures were comprised mainly of legal, accounting and office expenses.

For the six month period ended June 30, 2003

Total selling, general and administrative expenses decreased from $87,708 for the six month period ended June 30, 2002 to $13,508 for the same period in 2003 for a 84.6%. The decrease can be attributed to lower expenditures as we ceased operations of our Internet services business during the quarter.  Expenditures were comprised mainly of legal, accounting and office expenses.

Depreciation and Amortization

For the three month period ended June 30, 2003

Depreciation expense decreased from $3,418 for the quarter ended June 30, 2002 to $562 for the quarter ended June 30, 2003.  The decrease is due to a lower cost base of assets for depreciation as all assets were fully depreciated during the quarter.

For the six month period ended June 30, 2003

Depreciation expense decreased from $7,461for the six month period ended June 30, 2002 to $2,318 for the six month period ended June 30, 2003.  The decrease is due to a lower cost base of assets for depreciation as all assets were fully depreciated during the quarter.

Interest Expense

For the three month period ended June 30, 2003

Interest expense increased from $2,061 for the quarter ended June 30, 2002 to $3,412 for the quarter ended June 30, 2003.  This increase is due to a higher balance of debt and convertible debt.

For the six month period ended June 30, 2003

Interest expense increased from $4,177 for the six month period ended June 30, 2002 to $6,435 for the six month period ended June 30, 2003. This increase is due to a higher balance of debt and convertible debt.

Net Loss

For the three month period ended June 30, 2003

We had a net loss of $15,681 for the quarter ended June 30, 2003 as compared to a net loss of $41,206 for the comparable period in 2002.  The decrease in net losses was due to a significant reduction in expenditures, primarily selling, general and administrative expenses, resulting from the scaling down and cessation of the Company’s Internet services business operations.

For the six month period ended June 30, 2003

We had a net loss of $21,811 for six month period ended June 30, 2003 as compared to a net loss of $93,769 for the comparable period in 2002.  The decrease in net losses was due to a significant reduction in expenditures, primarily selling, general and administrative expenses, resulting from the scaling down and cessation of the Internet services business operations.

The Company now has no full time or part time employees.  The Company’s officers are devoting 10-20% of their time to the Company for no charge in seeking business opportunities and keeping the Company’s SEC filings and financial statements current.

Future Business

During the quarter, management decided to cease operations of its existing business being conducted through the Company’s wholly owned subsidiary, E-Com Consultants (Canada) Corp. due to declining revenues, inadequate margins, lack of resources and despite efforts to raise additional capital, the inability to raise additional financing on terms beneficial to shareholders.

Our future plan is to seek new business opportunities, which will create value for shareholders and enable the Company to raise additional financing.  Potential new business opportunities being considered are in the technology sector as well as new business areas.

We plan to aggressively seek merger and acquisition targets, which will enhance shareholder value.  We currently have few resources available other than management’s time, which is being provided at no charge.  Management intends to borrow funds to be used for legal and accounting expenses to be used to keep the Company’s SEC filings current, to maintain its current status as a reporting company and to perform due diligence on potential merger and acquisition companies.

Liquidity and Capital Resources

As at June 30, 2003 we had $219 of cash on hand and a working capital deficiency of $417,906.  The Company’s current financial condition is not strong, as currently we have no revenue and due to our significant working capital deficiency.  Management has taken steps to cut all expenditures except for legal and accounting expenses, minimal office overhead and costs to investigate new business opportunities.  Management is currently attempting to negotiate the settlement of some of the Company’s current liabilities for the issuance of common shares.

We currently have little resources available to the Company, other than management’s time, which is being provided at no charge.  An officer of the Company is currently providing the Company’s office and some administrative costs for no charge to the Company.

It is our intention to borrow cash to enable to keep the Company’s SEC filings current and maintain its current status as a reporting company.  Once a suitable target business has been identified management intends to raise additional capital to fund its operations through debt and/or equity financing.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  Certain conditions, discussed below, currently exist which raise substantial doubt about the validity of this assumption.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We are currently not generating positive cash flow and may not have the cash, equity capital, credit, or working capital to pay our current expenditures.  We are seeking equity financing which may not be available on acceptable on terms and conditions to us, if at all.  The auditors' report on our December 31, 2002 consolidated financial statements includes an additional explanatory paragraph that states that the Company has incurred losses from operations and has a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty

We are operating at loss, which will further erode our already limited resources.  We are currently seeking new business opportunities, which may enable us to generate cash flow and raise additional capital.  However, there is no assurance that this can be accomplished before our limited resources are exhausted.

We expect that additional Executive and other personnel will need to be hired in any new business operations. However, given our limited financial resources this may be difficult to achieve.

The trading price of our common stock could be subject to significant fluctuations.  We have convertible debentures outstanding, which, if converted to common shares, could substantially dilute existing shareholders.  We can not predict what effect, if any, this would have on our share price.

We also are currently attempting to settle some or all of the Company’s current liabilities for the issuance of common stock.  This issuance, should it occur, will substantially dilute existing shareholders.

Break-even cash flow will depend on us successfully locating a new business opportunity, raising financing and developing cash flow. There can be no assurances that this will occur.

Item 3. - Controls and Procedures

On June 1, 2003 the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective given the limited operations of the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2003 we did not issue any securities.

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

(b)By-Laws of the Company adopted January 29, 1999.  Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10–SB, previously filed with the Commission.

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

                                  E-COM TECHNOLOGIES CORPORATION

Dated: August 14, 2003

                                  /s/ Kyle Werier

                                  ----------------------------------------------

                                  Kyle Werier, President and

                                  Chief Executive Officer

Dated: August 14, 2003

                                  /s/ Ronald P. Jorgensen

                                  ----------------------------------------------

                                  Ron Jorgensen, Chief Financial Officer

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

Dated: August 14, 2003

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

Dated: August 14, 2003

                                  /s/ Ronald P. Jorgensen

                                  ----------------------------------------------

                                  Ron Jorgensen, Chief Financial Officer