Form 10QSB/A
period 2003-03-31
E COM TECHNOLOGIES CORP
filed 2003-10-20
CIK 1083866

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response 174.00

FORM 10-QSB/A

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
(Expressed in United States dollars)

E-Com Technologies corporation

Three-month periods ended March 31, 2003 and 2002

(Unaudited)

E-com technologies Corporation

Interim Consolidated Balance Sheets

March 31, 2002 and December 31, 2002

(Expressed in United States dollars)
	March 31,	December 31,
	2003	2002
Assets	(unaudited)	(Audited)
Current assets:
Cash	$ -	$ 12,470
Accounts receivable	3,180	3,382
Prepaid expenses	2,964	2,764
	6,144	18,616
Capital assets, net of accumulated depreciation of $33,172
(2002 - $43,101)	5,382	7,592
Total assets	$ 11,526	$ 26,208
Liabilities and Stockholders' Deficiency
Current liabilities:
Bank indebtedness	$ 109	$ -
Accounts payable and accrued liabilities	77,211	81,686
Due to related parties - note 4	240,999	221,030
Loans payable	64,748	64,748
Current capital lease obligation	1,036	2,544
	384,103	370,008

Long-term capital lease obligation	2,242	2,548
Convertible debt, net of discount of $4,558
(2002 - $4,972)	67,802	67,388
Total liabilities	454,147	439,944

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

E-com technologies Corporation

Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in United States dollars)

Three-month periods ended March 31, 2003 and 2002
	2003	2002
Revenues:
Website and programming services	$ -	$ 9,584
Hardware/software sales	-	-
	-	9,584
Cost of sales and services	-	8,879
Gross profit	-	705
Expenses:
Depreciation and amortization	1,756	4,043
Interest expense	3,023	2,116
Selling, general and administrative	1,452	47,109
Total expenses	6,231	53,268
Loss before other:	(6,231)	(52,563)
Gain on disposal of capital assets	101	-
Loss for the period	(6,130)	(52,563)
Other comprehensive loss:
Foreign currency translation adjustment	(22,755)	131
Comprehensive loss	$ (28,885)	$ (52,432)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Basic and diluted weighted average shares	12,750,157	12,750,157

See accompanying notes to interim consolidated financial statements.

E-com technologies Corporation

Interim Consolidated Statements of Stockholders' Equity (Deficiency)

(Unaudited)

(Expressed in United States dollars)

Three-month period ended March 31, 2003
						Total
			Additional	Retained	Cumulative	stockholders'
	Common stock		paid-in	earnings	translation	equity
	Shares	Amount	capital	(deficit)	adjustment	(deficiency)
Balance, January 29, 1999
issued for cash at $.0004
per share post 2.5:1 split	7,500,000	$ 3,000	$ -	$ -	$ -	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	-	-	-	1,200

Foreign currency translation adjustments	-	-	-	-	(3)	(3)

Net earnings	-	-	-	3,350	-	3,350

Balance, December 31, 1999	10,500,000	4,200	-	3,350	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	-	-	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	-	-	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	-	-	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	-	-	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	-	-	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	-	-	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	-	6,300	(6,300)	-	-	-

Detachable warrants issued with convertible debt	-	-	8,287	-	-	8,287

Stock compensation	-	-	16,103	-	-	16,103

Conversion benefit of convertible debt	-	-	8,287	-	-	8,287

Foreign currency translation adjustments	-	-	-	-	(672)	(672)

Loss for the year	-	-	-	(287,656)	-	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	-	-	7,500

June 25, 2001:
Issued for services	10,000	10	990	-	-	1,000

Services rendered relating to prior year share issuance	-	-	14,000	-	-	14,000

Stock compensation	-	-	(13,103)	-	-	(13,103)

Foreign currency translation adjustments	-	-	-	-	4,904	4,904

Loss for the year	-	-	-	(249,151)	-	(249,151)

Balance, December 31, 2001	12,750,157	12,750	246,702	(533,457)	4,229	(269,776)

Stock compensation	-	-	1,122	-	-	1,122

Loss for the year	-	-	-	(144,208)	-	(144,208)

Foreign currency translation of adjustments	-	-	-	-	(874)	(874)

Balance, December 31, 2002	12,750,157	12,750	247,824	(677,665)	3,355	(413,736)
Loss for the period	-	-	-	(6,130)	-	(6,130)

Foreign currency translation of adjustments	-	-	-	-	(22,755)	(22,755)

Balance, March 31, 2003	12,750,157	$ 12,750	$ 247,824	$ (683,795)	$ (19,400)	$ (442,621)

See accompanying notes to interim consolidated financial statements.

E-com technologies Corporation

Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

Three month periods ended March 31, 2003 and 2002
	2003	2002
Cash provided by (used in):
Operating activities:
Loss for the period	$ (6,130)	$ (52,563)
Non-cash items:
Depreciation	1,756	4,043
Gain on disposal of capital assets	(101)	-
Interest expense of conversion option
benefit of convertible debt	414	414
Changes in non-cash operating working capital:
Accounts receivable	442	10,010
Prepaid expense	7	(822)
Work-in-progress	-	5,286
Accounts payable and accrued liabilities	(11,498)	(4,043)
	(15,510)	(37,675)
Financing activities:
Repayment of obligations under capital lease	(1,706)	(1,663)
Issuance of debt due to related parties	3,341	32,091
Issuance of loans payable	-	3,433
Bank indebtedness	109	-
	1,744	33,861
Effect of foreign currency translation on cash	1,296	131
Decrease in cash	(12,470)	(3,683)
Cash, beginning of period	12,470	3,870
Cash (bank indebtedness), end of period	$ -	$ 187

Supplementary disclosure:

Income taxes paid	$ -	$ -

Interest expense paid	$ 204	$ 2,530

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

The value of the proceeds allocated to the convertible debt is as follows:

	March 31,	December 31,
	2003	2002
Face value of debt	$ 72,360	$ 72,360
Discount attributed to warrants	(4,558)	(4,972)
Discount attributed to beneficial conversion option	-	-

	$ 67,802	$ 67,388

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

99.1	Section 302 Certification
99.2	Section 302 Certification
99.3	Section 906 Certification

Item 6(b). Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-Com Technologies Corporation

Dated: October 16, 2003

By: /s/ Kyle Werier

Kyle Werier, President and Director

By: /s/ Ron Jorgensen

Ron Jorgensen, Chief Financial Officer and Director
