Form 10QSB/A
period 2003-06-30
E COM TECHNOLOGIES CORP
filed 2003-10-20
CIK 1083866

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

Yes [ ] No [X]

E-COM TECHNOLOGIES CORPORATION

Table of Contents

Page
PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Unaudited Interim Consolidated Balance Sheet as at June 30, 2003 and December 31, 2002	4
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the 3-month and 6-month periods ended June 30, 2003 and June 30, 2002.	5
Unaudited Interim Consolidated Statement of Stockholders' Equity	6
Unaudited Interim Consolidated Statements of Cash Flows for the 6-month periods ended June 30, 2003 and June 30, 2002	7
Notes to Unaudited Interim Consolidated Financial Statements	8
Item 2. Management's Discussion and Plan of Operation	11
Item 3. Controls and Procedures	14
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Changes in Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Securities Holders	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15

Item 1 - Financial Statements

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

E-com technologies Corporation

Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in United States dollars)

Three and six-month periods ended June 30, 2003 and 2002
	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Revenues:
Website and programming services	$ 661	$ 6,256	$ 661	$ 15,840
Hardware/software sales	-	-	-	-
	661	6,256	661	15,840
Cost of sales and services	-	1,384	-	10,263
Gross profit	661	4,872	661	5,577
Expenses:
Depreciation and amortization	562	3,418	2,318	7,461
Interest expense	3,412	2,061	6,435	4,177
Selling, general and administrative	12,056	40,599	13,508	87,708
Total expenses	16,030	46,078	22,261	99,346
Loss before other items:	(15,369)	(41,206)	(21,600)	(93,769)
Other items:
Gain on disposal of assets	168	-	269	-
Write off of equipment	(480)	-	(480)	-
	(312)	-	(211)	-
Loss for the period	(15,681)	(41,206)	(21,811)	(93,769)
Other comprehensive loss:
Foreign currency translation adjustment	(27,820)	(11,241)	(50,575)	(11,110)
Comprehensive loss	$ (43,501)	$ (52,447)	$ (72,386)	$ (104,879)
Loss per share:
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares:
Basic	12,750,157	12,750,157	12,750,157	12,750,157
Diluted	12,750,157	12,750,157	12,750,157	12,750,157

See accompanying notes to interim consolidated financial statements.

E-com technologies Corporation

Interim Consolidated Statements of Stockholders' Equity (Deficiency)

(Unaudited)

(Expressed in United States dollars)

Six-month period ended June 30, 2003
						Total
			Additional	Retained	Cumulative	stockholders'
	Common stock		paid-in	earnings	translation	equity
	Shares	Amount	capital	(deficit)	adjustment	(deficiency)
Balance, January 29, 1999
issued for cash at $.0004
per share post 2.5:1 split	7,500,000	$ 3,000	$ -	$ -	$ -	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	-	-	-	1,200

Foreign currency translation adjustments	-	-	-	-	(3)	(3)

Net earnings	-	-	-	3,350	-	3,350

Balance, December 31, 1999	10,500,000	4,200	-	3,350	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	-	-	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	-	-	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	-	-	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	-	-	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	-	-	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	-	-	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	-	6,300	(6,300)	-	-	-

Detachable warrants issued with convertible debt	-	-	8,287	-	-	8,287

Stock compensation	-	-	16,103	-	-	16,103

Conversion benefit of convertible debt	-	-	8,287	-	-	8,287

Foreign currency translation adjustments	-	-	-	-	(672)	(672)

Loss for the year	-	-	-	(287,656)	-	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	-	-	7,500

June 25, 2001:
Issued for services	10,000	10	990	-	-	1,000

Services rendered relating to prior year share issuance	-	-	14,000	-	-	14,000

Stock compensation	-	-	(13,103)	-	-	(13,103)

Foreign currency translation adjustments	-	-	-	-	4,904	4,904

Loss for the year	-	-	-	(249,151)	-	(249,151)

Balance, December 31, 2001	12,750,157	12,750	246,702	(533,457)	4,229	(269,776)

Stock compensation			1,122			1,122

Loss for the year	-	-	-	(144,208)	-	(144,208)

Foreign currency translation of adjustments	-	-	-	-	(874)	(874)

Balance, December 31, 2002	12,750,157	12,750	247,824	(677,665)	3,355	(413,736)
Loss for the period	-	-	-	(21,811)	-	(21,811)

Foreign currency translation of adjustments	-	-	-	-	(50,575)	(50,575)

Balance, June 30, 2003	12,750,157	$ 12,750	$ 247,824	$ (699,476)	$ (47,220)	$ (486,122)

See accompanying notes to interim consolidated financial statements.

E-com technologies Corporation

Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

Six-month period ended June 30, 2003 and 2002
	2003	2002
Cash provided by (used in):
Operating activities:
Loss for the period	$ (21,811)	$ (93,769)
Non-cash item:
Depreciation	2,318	7,461
Gain on disposal of fixed assets	(269)	-
Write-off of equipment	480	-
Interest expense of conversion option
benefit of convertible debt	828	828
Changes in non-cash operating working capital:
Accounts receivable	2,898	13,685
Prepaid expenses	2,764	(822)
Work-in-progress	-	5,286
Accounts payable and accrued liabilities	(2,370)	(4,731)
	(15,162)	(72,062)
Investing activity:
Proceeds on disposal of fixed assets	3,310	-
Financing activities:
Repayment of obligations under capital lease	(5,015)	(2,901)
Issuance of debt due to related parties	5,024	73,859
Issuance of loans payable	-	8,546
	9	79,504
Effect of foreign currency translation on cash	(408)	(11,110)
Decrease in cash	(12,251)	(3,668)
Cash, beginning of period	12,470	3,870
Cash, end of period	$ 219	$ 202

Supplementary disclosure:
Interest expense paid	$ 212	$ 5,006
Income tax expense paid	$ -	$ -

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

All of the Company's revenues were generated in Canada.

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

The value of the proceeds allocated to the convertible debt is as follows:

	June 30,	December 31,
	2003	2002
Face value of debt	$ 72,360	$ 72,360
Discount attributed to warrants	(4,144)	(4,972)
Discount attributed to beneficial conversion option	-	-

	$ 68,216	$ 67,388

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

5. Capital Stock:

The following table summarizes information concerning outstanding and exercisable options at June 30, 2003:

Options outstanding Options exercisable

Weighted

average Weighted Weighted

remaining average average

Exercise Number contractual exercise price Number exercise price price outstanding life (in years) per share exercisable per share

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

General

E-Com Technologies Corporation ("E-Com" or the "Company"), a Nevada corporation, was incorporated on January 29, 1999 as an information technology company employing the latest technologies to develop solutions for a global marketplace. The Company's principal products and services included the development of e-commerce and e-business applications, web site architecture and hosting, database design and programming, domain name registration, online payment processing, Internet marketing and consulting and custom programming of web based applications.

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

For the six month period ended June 30, 2003

For the six months ended June 30, 2003 revenues were $661 as compared to $15,840 for the six months ended June 30, 2002 for a decrease of $15,179 (95.8%). Cost of sales decreased from $10,263 for the six months ended June 30, 2002 to $nil for the six months ended June 30, 2003. Gross profits were down from $5,577 for the six months ended June 30, 2002 to $661 for the six months ended June 30, 2003. The decrease in revenue, cost of sales and gross margin is due to the fact that during the quarter we ceased operation of our current business.

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

Net Loss

For the three month period ended June 30, 2003

We had a net loss of $15,681 for the quarter ended June 30, 2003 as compared to a net loss of $41,206 for the comparable period in 2002. The decrease in net losses was due to a significant reduction in expenditures, primarily selling, general and administrative expenses, resulting from the scaling down and cessation of the Company's Internet services business operations.

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

The Company now has no full time or part time employees. The Company's officers are devoting 10-20% of their time to the Company for no charge in seeking business opportunities and keeping the Company's SEC filings and financial statements current.

Future Business

During the quarter, management decided to cease operations of its existing business being conducted through the Company's wholly owned subsidiary, E-Com Consultants (Canada) Corp. due to declining revenues, inadequate margins, lack of resources and despite efforts to raise additional capital, the inability to raise additional financing on terms beneficial to shareholders.

Our future plan is to seek new business opportunities, which will create value for shareholders and enable the Company to raise additional financing. Potential new business opportunities being considered are in the technology sector as well as new business areas.

We plan to aggressively seek merger and acquisition targets, which will enhance shareholder value. We currently have few resources available other than management's time, which is being provided at no charge. Management intends to borrow funds to be used for legal and accounting expenses to be used to keep the Company's SEC filings current, to maintain its current status as a reporting company and to perform due diligence on potential merger and acquisition companies.

Liquidity and Capital Resources

As at June 30, 2003 we had $219 of cash on hand and a working capital deficiency of $417,906. The Company's current financial condition is not strong, as currently we have no revenue and due to our significant working capital deficiency. Management has taken steps to cut all expenditures except for legal and accounting expenses, minimal office overhead and costs to investigate new business opportunities. Management is currently attempting to negotiate the settlement of some of the Company's current liabilities for the issuance of common shares.

We currently have little resources available to the Company, other than management's time, which is being provided at no charge. An officer of the Company is currently providing the Company's office and some administrative costs for no charge to the Company.

It is our intention to borrow cash to enable to keep the Company's SEC filings current and maintain its current status as a reporting company. Once a suitable target business has been identified management intends to raise additional capital to fund its operations through debt and/or equity financing.

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

We also are currently attempting to settle some or all of the Company's current liabilities for the issuance of common stock. This issuance, should it occur, will substantially dilute existing shareholders.

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

E-COM TECHNOLOGIES CORPORATION

Dated: October 16, 2003

/s/ Kyle Werier

Kyle Werier, President and

Chief Executive Officer

Dated: October 16, 2003

/s/ Ron Jorgensen

Ron Jorgensen, Chief Financial Officer
