Form 10QSB
period 2003-09-30
E COM TECHNOLOGIES CORP
filed 2003-11-14
CIK 1083866

OMB APPROVAL
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB Number: 3235-0416
Expires: December 31, 2005
Estimated average burden hours per response 174.00

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2003
Or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number: 0-31503
E-COM TECHNOLOGIES CORPORATION
Nevada (State or other jurisdiction of incorporation or organization)	98-0199981 (I.R.S. Employer Identification No.)
620-800 W. Pender Street, Vancouver, B.C., Canada (Address of principal executive offices)	V6C 2B3 (Zip Code)
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 34,291,735 (November 10, 2003)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

Yes [ ] No [X]

E-COM TECHNOLOGIES CORPORATION

Table of Contents

Page
PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Unaudited Interim Consolidated Balance Sheet as at September 30, 2003 and December 31, 2002	4
Unaudited Interim Consolidated Statements of Operations and Comprehensive Loss for the 3-month and 9-month periods ended September 30, 2003 and September 30, 2002.	5
Unaudited Interim Consolidated Statement of Stockholders’ Equity	6
Unaudited Interim Consolidated Statements of Cash Flows for the 9-month periods ended September 30, 2003 and September 30, 2002	7
Notes to Unaudited Interim Consolidated Financial Statements	8
Item 2. Management's Discussion and Plan of Operation	11
Item 3. Controls and Procedures	14
PART II – OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Changes in Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Securities Holders	15
Item 5. Other Information	15
Item 6. Exhibits and Reports on Form 8-K	15

Item 1 – Financial Statements

Interim Consolidated Financial Statements

(Expressed in United States dollars)

E-COM TECHNOLOGIES CORPORATION

Nine-month periods ended September 30, 2003 and 2002

(Unaudited)

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Balance Sheets

(Unaudited)

September 30, 2003 and December 31, 2002

(Expressed in United States dollars)

	September 30,	December 31,
	2003	2002
Assets	(Unaudited)	(Audited)
Current assets:
Cash	$ 955	$ 12,470
Accounts receivable	453	3,382
Prepaid expenses	-	2,764
	1,408	18,616
Fixed assets, net of accumulated depreciation of $32,353
(2002 - $43,101)	-	7,592
Total assets	$ 1,408	$ 26,208
Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$ 66,409	$ 81,686
Due to related parties	136,532	221,030
Loans payable	5,933	64,748
Current capital lease obligation	-	2,544
	208,874	370,008

Long-term capital lease obligation	-	2,548
Convertible debt, net of discount of $4,144
(2002 - $4,972)	-	67,388
Total liabilities	208,874	439,944

Stockholders' deficiency:
Common stock:
Authorized:
90,000,000 common voting shares, par value of $0.001
per share
10,000,000 preferred stock, par value of $0.001
per share
Issued and outstanding:
34,291,735 common stock (2002 – 12,750,157)	34,292	12,750
Additional paid-in capital	508,662	247,824
Deficit	(707,661)	(677,665)
Accumulated other comprehensive income:
Cumulative translation adjustment	(42,759)	3,355
Total stockholders' deficiency	(207,466)	(413,736)
Total liabilities and stockholders' deficiency	$ 1,408	$ 26,208

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Expressed in United States dollars)

Three and nine-month periods ended September 30, 2003 and 2002

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Revenues:
Website and programming services	$ -	$ 1,713	$ 661	$ 17,553
Hardware/software sales	-	-	-	-
	-	1,713	661	17,553
Cost of sales and services	-	84	-	10,346
Gross profit	-	1,629	661	7,207
Expenses:
Depreciation and amortization	-	2,749	2,318	10,210
Interest expense	4,245	1,997	10,680	6,174
Selling, general and administrative	3,940	26,806	17,448	114,514
Total expenses	8,185	31,552	30,446	130,898
Loss before other items:	(8,185)	(29,922)	(29,785)	(123,691)
Other items:
Gain on disposal of assets	-	-	269	-
Write off of equipment	-	-	(480)	-
	-	-	(211)	-
Loss for the period	(8,185)	(29,922)	(29,996)	(123,691)
Other comprehensive loss:
Foreign currency translation adjustment	4,461	517	(46,114)	517
Comprehensive loss	$ 3,724	$ (29,405)	$ (76,110)	$ (123,174)
Loss per share:
Basic	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted average shares:
Basic	15,325,780	12,750,157	13,618,113	12,750,157
Diluted	15,325,780	12,750,157	13,618,113	12,750,157

See accompanying notes to interim consolidated financial statements.

#

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Stockholders’ Equity (Deficiency)

(Unaudited)

(Expressed in United States dollars)

Nine-month period ended September 30, 2003

						Total
			Additional	Retained	Cumulative	stockholders'
	Common stock		paid-in	earnings	translation	equity
	Shares	Amount	capital	(deficit)	adjustment	(deficiency)
Balance, January 29, 1999
issued for cash at $.0004
per share post 2.5:1 split	7,500,000	$ 3,000	$ -	$ -	$ -	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	-	-	-	1,200

Foreign currency translation adjustments	-	-	-	-	(3)	(3)

Net earnings	-	-	-	3,350	-	3,350

Balance, December 31, 1999	10,500,000	4,200	-	3,350	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	-	-	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	-	-	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	-	-	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	-	-	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	-	-	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	-	-	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	-	6,300	(6,300)	-	-	-

Detachable warrants issued with convertible debt	-	-	8,287	-	-	8,287

Stock compensation	-	-	16,103	-	-	16,103

Conversion benefit of convertible debt	-	-	8,287	-	-	8,287

Foreign currency translation adjustments	-	-	-	-	(672)	(672)

Loss for the year	-	-	-	(287,656)	-	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	-	-	7,500

June 25, 2001:
Issued for services	10,000	10	990	-	-	1,000

Services rendered relating to prior year share issuance	-	-	14,000	-	-	14,000

Stock compensation	-	-	(13,103)	-	-	(13,103)

Foreign currency translation adjustments	-	-	-	-	4,904	4,904

Loss for the year	-	-	-	(249,151)	-	(249,151)

Balance, December 31, 2001	12,750,157	12,750	246,702	(533,457)	4,229	(269,776)

Stock compensation			1,122			1,122

Loss for the year	-	-	-	(144,208)	-	(144,208)

Foreign currency translation of adjustments	-	-	-	-	(874)	(874)

Balance, December 31, 2002	12,750,157	12,750	247,824	(677,665)	3,355	(413,736)
September 19, 2003:
Conversion of convertible debt	8,582,576	8,583	79,412			87,995

September 19, 2003:
Issued for settlement of debt	12,959,002	12,959	181,426			194,385
Loss for the period	-	-	-	(29,996)	-	(29,996)

Foreign currency translation of adjustments	-	-	-	-	(46,114)	(46,114)

Balance, September 30, 2003	34,291,735	$ 34,292	$ 508,662	$ (707,661)	$ (42,759)	$ (207,466)

See accompanying notes to interim consolidated financial statements.

E-COM TECHNOLOGIES CORPORATION

Interim Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in United States dollars)

Nine-month period ended September 30, 2003 and 2002

	2003	2002
Cash provided by (used in):
Operating activities:
Loss for the period	$ (29,996)	$ (123,691)
Non-cash item:
Depreciation	2,318	10,210
Gain on disposal of fixed assets	(269)	-
Write-off of equipment	480	-
Interest expense of conversion option
benefit of convertible debt	4,973	1,243
Changes in non-cash operating working capital:
Accounts receivable	2,107	14,289
Prepaid expenses	2,764	(1,034)
Work-in-progress	-	5,286
Accounts payable and accrued liabilities	(5,461)	9,064
	(23,084)	(84,633)
Investing activity:
Proceeds on disposal of fixed assets	3,310	-
Financing activities:
Repayment of obligations under capital lease	(5,015)	(4,911)
Issuance of debt due to related parties	6,613	75,857
Issuance of loans payable	5,607	11,070
	7,205	82,016
Effect of foreign currency translation on cash	1,054	517
Decrease in cash	(11,515)	(2,100)
Cash, beginning of period	12,470	3,870
Cash, end of period	$ 955	$ 1,770

Supplementary disclosure:
Interest expense paid	$ 872	$ 7,417
Income tax expense paid	$ -	$ -

See accompanying notes to interim consolidated financial statements.

Non-cash transactions – Note 6

E-COM TECHNOLOGIES CORPORATION

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

September 30, 2003

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

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business.  Certain conditions, discussed below, currently exist which raise substantial doubt about the validity of this assumption.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

E-COM TECHNOLOGIES CORPORATION

Notes to Interim Consolidated Financial Statements

(Unaudited)

(Expressed in United States dollars)

September 30, 2003

2.

Operations (continued):

Revenues are not sufficient to cover operating costs.  Furthermore, the Company has experienced negative cash flows from operations for the nine-month period ended September 30, 2003.  The Company plans to increase revenue through development of new business opportunities and also plans to seek additional equity financings to fund future operations.  Through September 30, 2003 no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis.  If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to September 30, 2003, the Company operated as one business segment, Internet and related services.

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

September 30, 2003

3.

Convertible debt with detachable warrants (continued):

The debentures are convertible into common shares of the Company at any time beginning September 12, 2001 and are redeemable at the option of the Company at 120% of the outstanding amount.

The value of the proceeds allocated to the convertible debt is as follows:

	September 30,	December 31,
	2003	2002
Face value of debt	$ -	$ 72,360
Discount attributed to warrants	-	(4,972)
Discount attributed to beneficial conversion option	-	-

	$ -	$ 67,388

On September 19, 2003, all issued convertible debentures were converted into common shares of the Company. The average conversion price was $0.084 per share.

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

At September 30, 2003, due to related parties includes an amount of $136,532 payable to a director of the Company and to a company controlled by an officer and director of the Company for expenses paid on behalf of the Company, advances of cash to the Company and management fees.  At December 31, 2002, this balance was $221,030.

(b)

The Company utilizes certain office and operating equipment that is provided by Companies that are owned by the Company’s Directors at no charge.

5.

Capital Stock:

The following table summarizes information concerning outstanding and exercisable options at September 30, 2003:

I	Options outstanding			Options exercisable
Weighted
		average	Weighted		Weighted
		remaining	average		average
Exercise	Number	contractual	exercise price	Number	exercise price
price	outstanding	Life (in years)	per share	exercisable	per share
$0.10	130,000	2.20	$0.10	130,000	$0.10

The expiry date of these options is December 11, 2005.

1.

Non-cash Transactions:

Investing and financing activities that do not have a direct impact on current cash flows are excluded

From the cash flow statements. During the nine months ended September 30, 2003, the following was excluded from the statement of cash flows:

-

Pursuant to the conversion of all outstanding convertible debentures having a face value of

$72,360, the Company issued 8,582,576 common shares at approximately $0.01 per share as consideration for total principal and interest of $87,995;

-

Pursuant to a debt settlement agreement, the Company issued 12,959,002 common shares at $0.015 per share as consideration for outstanding debt of $194,385.

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

General

E-Com Technologies Corporation (“E-Com” or the “Company”), a Nevada corporation, was incorporated on January 29, 1999 as an information technology company employing the latest technologies to develop solutions for a global marketplace. The Company’s principal products and services included the development of e-commerce and e-business applications, web site architecture and hosting, database design and programming, domain name registration, online payment processing, Internet marketing and consulting and custom programming of web based applications.  In the prior quarter, management decided to cease operation of this business due to a lack of resources to continue and the inability to raise additional financing on terms beneficial to shareholders.

The Company filed its Form 10-SB with the United States Securities and Exchange Commission, which became effective November 10, 2000.  As of December 15, 2000 our common shares have been quoted for trading on the OTC Bulletin Board® under the symbol “ECTC”.

The Company is now seeking new business opportunities, which will create value for our shareholders.

Results of Operations

Revenue, Cost of Sales and Services, and Gross Margin

For the three month period ended September 30, 2003

The Company generated revenues of $nil for the quarter ended September 30, 2003, as compared to $1,713 in the quarter ended September 30, 2002. This decrease in revenue is due to the fact that during the prior quarter we ceased operation of our current business.

Cost of sales and services decreased from $84 for the quarter ended September 30, 2002 to $nil for the quarter ended September 30, 2003, reflecting the cessation of our current business in the prior quarter.  Gross profits were down from $1,629 for the quarter ended September 30, 2002 to $nil for the quarter ended September 30, 2003.

For the nine month period ended September 30, 2003

For the nine months ended September 30, 2003 revenues were $661 as compared to $17,553 for the nine months ended September 30, 2002. Cost of sales decreased from $10,346 for the nine months ended September 30, 2002 to $nil for the nine months ended September 30, 2003. Gross profits were down from $7,207 for the nine months ended September 30, 2002 to $661 for the nine months ended September 30, 2003. The decrease in revenue, cost of sales and gross margin is due to the fact that during the prior quarter we ceased operation of our current business.

Selling, General and Administrative Expenses

For the three month period ended September 30, 2003

Total selling, general and administrative expenses decreased from $26,806 for the quarter ended September 30, 2002 to $3,940 for the same period in 2003. The decrease can be attributed to lower expenditures as we ceased operations of our Internet services business operations during the prior quarter.  Expenditures were comprised mainly of legal, accounting and office expenses.

For the nine month period ended September 30, 2003

Total selling, general and administrative expenses decreased from $114,514 for the nine month period ended September 30, 2002 to $17,448 for the same period in 2003. The decrease can be attributed to lower expenditures as we ceased operations of our Internet services business during the prior quarter.  Expenditures were comprised mainly of legal, accounting and office expenses.

Depreciation and Amortization

For the three month period ended September 30, 2003

Depreciation expense decreased from $2,749 for the quarter ended September 30, 2002 to $nil for the quarter ended September 30, 2003.  The decrease is due to a lower cost base of assets for depreciation as all assets were fully depreciated as of the prior quarter.

For the nine month period ended September 30, 2003

Depreciation expense decreased from $10,210for the nine month period ended September 30, 2002 to $2,318 for the nine month period ended September 30, 2003.  The decrease is due to a lower cost base of assets for depreciation as all assets were fully depreciated as of the prior quarter.

Interest Expense

For the three month period ended September 30, 2003

Interest expense increased from $1,997 for the quarter ended September 30, 2002 to $4,245 for the quarter ended September 30, 2003.  This increase is due to amortization of the discount on convertible debt resulting from the exercise of the convertible debt into common stock.

For the nine month period ended September 30, 2003

Interest expense increased from $6,174 for the nine month period ended September 30, 2002 to $10,680 for the nine month period ended September 30, 2003. This increase is due to amortization of the discount on convertible debt resulting from the exercise of the convertible debt into common stock.

Net Loss

For the three month period ended September 30, 2003

We had a net loss of $8,185 for the quarter ended September 30, 2003 as compared to a net loss of $29,922 for the comparable period in 2002.  The decrease in net losses was due to a significant reduction in expenditures, primarily selling, general and administrative expenses, resulting from the scaling down and cessation of the Company’s Internet services business operations in the prior quarter.

For the nine month period ended September 30, 2003

We had a net loss of $29,996 for nine month period ended September 30, 2003 as compared to a net loss of $123,691 for the comparable period in 2002.  The decrease in net losses was due to a significant reduction in expenditures, primarily selling, general and administrative expenses, resulting from the scaling down and cessation of the Internet services business operations in the prior quarter.

The Company now has no full time or part time employees.  The Company’s officers are devoting approximately 10% of their time to the Company for no charge in seeking business opportunities and keeping the Company’s SEC filings and financial statements current.

Future Business

During the quarter, management decided to cease operations of its existing business being conducted through the Company’s wholly owned subsidiary, E-Com Consultants (Canada) Corp. due to declining revenues, inadequate margins, lack of resources and despite efforts to raise additional capital, the inability to raise additional financing on terms beneficial to shareholders.  We plan to wind-up or dispose of this subsidiary, as it has no value to the Company.

Our future plan is to seek new business opportunities, which will create value for shareholders and enable the Company to raise additional financing.  Potential new business opportunities being considered are in the technology sector as well as new business areas.

We plan to aggressively seek merger and acquisition targets, which will enhance shareholder value.  We currently have few resources available other than management’s time, which is being provided at no charge.  Management intends to borrow or advance funds to be used for legal and accounting expenses to be used to keep the Company’s SEC filings current, to maintain its current status as a reporting company and to perform due diligence on potential merger and acquisition companies.

Liquidity and Capital Resources

As at September 30, 2003 we had $955 of cash on hand and a working capital deficiency of $207,466.  The Company’s current financial condition is weak, as currently we have no revenue and due to our significant working capital deficiency.  Management has taken steps to cut all expenditures except for legal and accounting expenses, minimal office overhead and costs to investigate new business opportunities.  Management has been successful in the settlement of some of the Company’s current liabilities for the issuance of common shares and will attempt to settle additional debt for equity.

We currently have little resources available to the Company, other than management’s time, which is being provided at no charge.  An officer of the Company is currently providing the Company’s office and some administrative costs for no charge to the Company.

It is our intention to borrow or advance cash to enable to keep the Company’s SEC filings current and maintain its current status as a reporting company.  Once a suitable target business has been identified management intends to raise additional capital to fund its operations through debt and/or equity financing.

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

We are currently not generating positive cash flow and may not have the cash, equity capital, credit, or working capital to pay our current expenditures.  We are seeking equity financing which may not be available on acceptable on terms and conditions to us, if at all.  The auditors' report on our December 31, 2002 consolidated financial statements includes an additional explanatory paragraph that states that the Company has incurred losses from operations and has a working capital deficiency that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty

We are operating at loss and currently have no revenues, which will further erode our already limited resources.  We are currently seeking new business opportunities, which may enable us to generate cash flow and raise additional capital.  However, there is no assurance that this can be accomplished before our limited resources are exhausted.

We expect that additional Executive and other personnel will need to be hired to run any new business operations. However, given our limited financial resources this may be difficult to achieve.

The trading price of our common stock could be subject to significant fluctuations.

Break-even cash flow will depend on us successfully locating a new business opportunity, raising financing and developing cash flow. There can be no assurances that this will occur.

Item 3. - Controls and Procedures

On September 1, 2003 the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c). Based upon that evaluation, the Chief Executive and Financial Officer concluded that the Company's disclosure controls and procedures are effective given the limited operations of the Company.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

On September 8, 2003, the Board of Directors of E-Com Technologies Corp. (the "Company") accepted a Debt Settlement and Subscription Agreement pursuant to which the Company on September 19, 2003 issued 12,959,002 shares of common stock from treasury to James Robert Todhunter at a price of $0.015 to settle debt owing of $194,385.03.  As a result of this settlement Mr. Todhunter will become an affiliate  of the Company by virtue of shareholdings in excess of 10% of the issued and outstanding capital stock.  Mr. Todhunter now holds 13,054,246 common shares of capital stock, which represents 38.1% of the voting securities of the Company. The use of proceeds was for settlement of current liabilities.  No commissions or finders fees were paid in connection with this transaction.  The Company relied on Regulation S of the Securities Act of 1933 in issuing these securities in an exempt transaction.

On September 9, 2003 six holders of Convertible Debentures and Convertible Notes issued by the Company in prior years elected to convert these notes and debentures into common stock in accordance with the terms of the instruments agreed to and approved by the Board of Directors upon their issuance.  As a result the Company on September 19, 2003 issued an aggregate 8,582,576 shares of common stock to non-affiliates which retired convertible debt in the aggregate face value amount of $72,360.  None of these holders own common stock in excess of 5% of the issued and outstanding share capital. The 8,582,576 shares of common stock were issued without restrictive legend.  No additional proceeds were raised on the conversion and no commissions or finders fees were paid in connection with this transaction.  The Company relied on Regulation S of the Securities Act of 1933 when this convertible debt was initially issued in an exempt transaction.

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

99.1	Section 302 Certification
99.2	Section 302 Certification
99.3	Section 906 Certification

Item 6(b). Reports on Form 8-K

On September 22, 2003 we filed a Form 8-K announcing a change in control through the issuance of common stock in exchange for settlement of current liabilities and the exercise of convertible debt into common stock.

On October 20, 2003 we filed a Form 8-K which attached as exhibit 99.1 to this Form 8-K Current Report, the Certification of the Chief Executive Officer and the Chief Financial Officer for the Form 10-KSB Annual Report we filed for the year ended December 31, 2002 on April 15, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  E-COM TECHNOLOGIES CORPORATION

Dated: November 14, 2003

/s/ Kyle Werier

                                  ----------------------------------------------

                                  Kyle Werier, President and

                                  Chief Executive Officer

Dated: November 14, 2003

   /s/ Ronald P. Jorgensen

                                  ----------------------------------------------

                                  Ron Jorgensen, Chief Financial Officer

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

Dated: November 14, 2003

                                  /s/Ron Jorgensen

                                  ----------------------------------------------

                                  Ron Jorgensen, Chief Financial Officer

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

Dated: November 14, 2003

                                           /s/Kyle Werier

                                           -------------------------------------

                                           Kyle Werier,

                                           President and Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of E-Com Technologies Corp. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on November 14, 2003 (the "Report"), we, Kyle Werier, Principal Executive Officer and Ron Jorgensen, Principal Financial Officer of the Company, each certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of our knowledge and belief:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  November 14, 2003

/s/Kyle Werier

Kyle Werier, President and Chief Executive Officer
(Principal Executive Officer)

/s/Ron Jorgensen

Ron Jorgensen, Chief Financial Officer
(Principal Financial Officer)