Form 10KSB
period 2003-12-31
E COM TECHNOLOGIES CORP
filed 2004-04-14
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  000-31503
E-COM TECHNOLOGIES CORPORATION
(Name of small business issuer in its charter)
Nevada	98-0199981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
325 - 1130 West Pender Street, Vancouver, BC	V6E 4A4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.687.7207

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)
Preferred Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

13,832,733 common shares @ $0.03(1) = $414,981.99

(1) Average of bid and ask closing prices on April 8, 2004.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

34,291,735 common shares issued and outstanding as of March 18, 2004.

0 preferred shares issued and outstanding as of March 18, 2004.

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

No.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "E-Com" mean E-Com Technologies Corporation, unless otherwise indicated.

Corporate History

We were formed as a Nevada Corporation on January 29, 1999 under the name E-Com Technologies Corporation. Our articles authorize us to issue up to 90,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at par value of $0.001 per share. Until December 31, 2003, we had a wholly owned subsidiary, E-Com Consultants (Canada) Corp., a British Columbia corporation incorporated on February 11, 1999, which carried on our business in Canada.

Our Current Business

Previously, we specialized in the development of e-commerce solutions, custom programming, web design and web hosting for clients. We developed web sites with on-line transaction processing, ordering systems, payment systems, databases and other features tailored specifically to meet client's needs. We also provided e-commerce consulting and development, Internet marketing services and technical writing services. In fiscal year 2002, management decided to cease operations of our existing business, which was being conducted through our wholly owned subsidiary, E-Com Consultants (Canada) Corp. due to declining revenues, inadequate margins, lack of resources and despite efforts to raise additional capital, the inability to raise additional financing on terms beneficial to shareholders. Subsequently, on December 31, 2003 we sold our wholly owned subsidiary, E-Com Consultants (Canada) Corp. for nominal consideration.

Our plan is to seek new business opportunities, which will create value for shareholders and enable us to raise additional financing. Potential new business opportunities being considered are in the technology sector as well as new business areas. We plan to aggressively seek merger and acquisition targets, which will enhance shareholder value. We currently have few resources available other than management's time, which is being provided at no charge. Management intends to borrow or advance funds to be used for legal and accounting expenses to be used to keep our SEC filings current, to maintain its current status as a reporting company and to perform due diligence on potential merger and acquisition companies. Our management does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company.

Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of our management. Management intends to concentrate on identifying prospective business opportunities which may be brought to management's attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

(a) the available technical, financial and managerial resources;

(b) working capital and other financial requirements;

(c) history of operations, if any;

(d) prospects for the future;

(e) present and expected competition;

(f) the quality and experience of management services which may be available and the depth of that management;

(g) the potential for further research, development or exploration;

(h) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(i) the potential for growth or expansion;

(j) the potential for profit;

(k) the perceived public recognition or acceptance of products, services or trades; and

(l) name identification.

Management will meet personally with the management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which will require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, our management may resign, as part of the terms of the transaction, and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities. and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on such market.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a) meet personally with management and key personnel;

(b) visit and inspect material facilities;

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a) facilitating or improving the terms on which additional equity financing may be sought;

(b) providing liquidity for the principals of a business;

(c) creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d) providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a) complying with the requirements of the Securities Exchange Act of 1934;

(b) exposure of our officers and directors to lawsuits and liabilities under various securities legislation;

(c) distracting management's attention from our day to day operations;

(d) restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(e) increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We are presently seeking to identify a new business opportunity. As of the date of this annual report, we have no agreements, understandings or arrangements concerning the acquisition or potential acquisition of a specific business opportunity.

There is no assurance that management will be able to secure a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would be beneficial to us.

Investment Company Act of 1940

The Investment Company Act of 1940 regulates mutual funds and other entities that meet the definition of an "investment company". An entity is presumed to be an investment company if 45% or more of the value of its total assets (excluding government securities and cash) consists of, and 45% or more of its income over the last four quarters is derived from securities other than either government securities or securities issued by entities that it does not control which are not themselves engaged in the business of investing in securities.

It is not feasible for us to register as an "investment company" because the regulations promulgated under the Investment Company Act of 1940 are inconsistent with our business strategy, which is to acquire an operating business and continue as an operating company with an active business.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Key Personnel

Although none of management are key to our continuing operations, we rely upon the continued service and performance of our management, and our future success depends on their retention, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our management are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. We intend to hire a significant number of additional personnel in the future after we have identified and completed the acquisition of a business opportunity or enter into a business combination. Competition for these individuals in all sectors is intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Need for Additional Financing

We have virtually no existing capital and we will require additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that with minimal additional capital we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity. However, we will be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. We will require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2003, we did not generate any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. As of December 31, 2003, we had a net income of $122,526, which resulted from our operating losses being offset by a gain on sale of subsidiary. We also had an accumulated deficit of $555,139 as at December 31, 2003. At this time, our ability to generate any revenues is uncertain.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control/Limited Time Availability

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 20% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

Indemnification of Directors, Officers and Others

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Enforceability of Civil Liabilities Against Us

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Liability for our Subsidiary

Our former wholly owned subsidiary, E-Com Consultants (Canada) Corp., was sold for nominal consideration as at December 31, 2003. While we do not believe that we are liable for the liabilities or amounts due and owing by our former subsidiary, a creditor of our former subsidiary may seek payment from us. In such case, we would incur legal fees in order to defend any action that may be commenced.

Item 2. Description of Property.

Our corporate headquarters are located at 325 - 1130 West Pender Street, Vancouver, British Columbia V6E 4A4, Canada. This office is being provided for no charge to us by a major shareholder. There are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by us. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests. We believe that our premises are adequate for our current business and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003, other than described below.

On December 11, 2003, we filed with the SEC and mailed to our security holders, an Information Statement on Schedule 14f-1. We informed our security holders that on December 22, 2003, upon compliance with Section 14(f) of the Securities and Exchange Act of 1934 and Rule 14f-1, that Messrs. Darmon and Jiwani will be appointed as directors of our company.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "ECTC". The following quotations obtained from Stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2003	$0.04	$0.011
September 30, 2003	$0.015	$0.011
June 30, 2003	$0.011	$0.011
March 31, 2003	$0.015	$0.011
December 31, 2002	$0.03	$0.015
September 30, 2002	$0.03	$0.03
June 30, 2002	$0.03	$0.025
March 31, 2002	$0.06	$0.021

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 18, 2004, the shareholders' list of our common shares showed 50 registered shareholders and 34,291,735 shares outstanding.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Recent Sales of Unregistered Securities

On December 12, 2003, D. Forbes Investment Inc. acquired 20,459,002 of our common shares, from Ronald Jorgensen, Kyle Werier (our former directors) and James Robert Todhunter, an affiliate, representing 59.7% of our issued and outstanding voting shares, in consideration for the aggregate sum of $194,360.52. The transaction was effected pursuant to a share purchase agreement dated October 2, 2003 between D. Forbes Investment Corp., Ronald Jorgensen, James Robert Todhunter and certain other shareholders in a private transaction.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on January 29, 1999. We were previously involved in the business of providing internet and programming services through our subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favourable to existing shareholders, we ceased operation of this business in the prior year and disposed of our subsidiary company on December 31, 2003 for nominal consideration. We are currently seeking new business opportunities which will provide value for shareholders.

We filed our Form 10-SB with the Securities and Exchange Commission, which became effective November 10, 2000. As of December 15, 2000 our common shares have been quoted for trading on the OTCBB under the symbol "ECTC".

Results of Operations

We generated no revenues for the year ended December 31, 2003. We are not currently carrying on active business, but are seeking new business opportunities.

Total loss from continuing operations and operating expenses from continuing operations increased from $12,830 for the year ended December 31, 2002 to $21,507 for the year ended December 31, 2003. The increase in operating expenses is primarily due to higher professional fees in 2003.

Discontinued operations resulted from the disposal of our subsidiary company (as disclosed in Note 8 to the financial statements). Income of $144,033 from discontinued operations consisted of comprehensive loss from operations of $84,562 offset by a gain on disposal of subsidiary of $228,595. A gain results despite the fact the subsidiary was disposed of for proceeds of $1, due to the fact we do not need to record significant liabilities owing from the subsidiary company in the consolidated financial statements. We determined that our subsidiary company had little or no value to us at all at the time of disposal.

The comprehensive loss from discontinued operations decreased from $132,252 for the year ended December 31, 2002 to $84,562 for the year ended December 31, 2003. The decrease was partially due to lower general and administrative expenses reflecting the cessation of our internet services and programming business. Depreciation and amortization was also lower due to a lower asset base in 2003. In 2003 we also incurred a substantial foreign exchange loss of $46,057 as compared to $0 in the prior year.

Financial Condition, Liquidity and Capital Resources

As at December 31, 2003 we had no cash on hand and a working capital deficiency of $12,185. Currently our operating costs significantly exceed our revenues and have done so since our inception. We are currently seeking new business opportunities and intend to raise additional funds through a private placement or public offering of equity or debentures convertible into equity. We are attempting to secure financing sources, however, there is no guarantee that we will be successful in obtaining additional financing on suitable terms. If necessary, we may consider additional loans or debentures from lenders and/or principals of our company. If adequate equity or debt funding cannot be obtained, we will be required to cease all business activities entirely.

At December 31, 2003, we had a working capital deficit of $12,185, which consisted of current liabilities of $12,185.

At December 31, 2003, our total assets of $0.

At December 31, 2003, our total liabilities were $12,185.

We posted income of $122,526 for the year ending December 31, 2003 as compared to losses of $145,082 for the year ending December 31, 2002, due to the sale of our operating subsidiary and non-consolidation of its liabilities as at fiscal year end (see Note 8).

Future Operations

We are currently seeking new business opportunities which will attract additional capital investment.

Immediate Objectives

To locate new business opportunities which will attract new capital investment and provide value to existing shareholders.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Our company has adopted SFAS No. 146. The effect of adoption of this standard does not currently have an impact on our company's results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on our company's financial position and results of operations as our company has no stock-based employee compensation. Our company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a company holds a variable interest that it acquired before February 1, 2003. We do not expect any effect on our financial position or results of operations from the adoption of this Interpretation.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect any effect on our financial position or results of operations from the adoption of this Statement.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The consolidated audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Item 7. Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 11, 2004

Consolidated Audited Balance Sheets as at December 31, 2003 and December 31, 2002 (incorporation)

Consolidated Audited Statements of Operations for the year ended December 31, 2003 and for the year ended December 31, 2002

Consolidated Audited Statements of Changes in Stockholders' Equity (Deficiency) for the period from January 29, 1999 (incorporation) to December 31, 2003

Consolidated Audited Statements of Cash Flows for the year ended December 31, 2003 and for the year ended December 31, 2002

Notes to the Consolidated Financial Statements

Financial Statements
(Expressed in United States dollars)

E-COM TECHNOLOGIES CORPORATION
(A Development Stage Company)

Years ended December 31, 2003 and 2002

Terry Amisano Ltd.	Amisano Hanson
Kevin Hanson, CA	Chartered Accountants

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
E-com Technologies Corporation
(A Development Stage Company)

We have audited the accompanying balance sheets of E-com Technologies Corporation (A Development Stage Company) as of December 31, 2003 and 2002 and the statements of operations, cash flows and stockholders' equity (deficiency) for each of the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of E-com Technologies Corporation, as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	"Amisano Hanson"
March 11, 2004	Chartered Accountants

750 WEST PENDER STREET, SUITE 604 VANCOUVER, CANADA V6C 2T7	TELEPHONE: 604-689-0188 FACSIMILE: 604-689-9773 E-MAIL: amishan@telus.net

E-COM TECHNOLOGIES CORPORATION
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2003 and 2002
(Expressed in United States dollars)

	2003	2002

Assets
Current assets:
Current assets of discontinued operations - Note 8	$ -	$ 18,616
Long-term assets of discontinued operations - Note 8	-	7,592

Total assets	$ -	$ 26,208

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$ 12,185	$ 15,969
Loans payable - Note 3	-	64,748
Current liabilities of discontinued operations - Note 8	-	289,291

	12,185	370,008

Convertible debt - Note 4	-	67,388
Long-term liabilities of discontinued operations - Note 8		2,548

Total liabilities	12,185	439,944

Stockholders' deficiency:
Common stock:
Authorized:
90,000,000 common voting shares, par value of $0.001
per share
10,000,000 preferred stock, par value of $0.001
per share
Issued and outstanding:
34,291,735 common shares (2002 - 12,750,157)	34,292	12,750
Additional paid-in capital	508,662	247,824
Deficit	(555,139)	(677,665)
Accumulated other comprehensive income:
Cumulative translation adjustment related to
Discontinued operations	-	3,355

Total stockholders' deficiency	(12,185)	(413,736)

Total liabilities and stockholders' deficiency	$ -	$ 26,208

Nature and Continuance of Operations - Note 1
Commitments - Notes 4 and 5

See accompanying notes to financial statements.

E-COM TECHNOLOGIES CORPORATION
(A Development Stage Company)
Statements of Operations
(Expressed in United States dollars)

	Years ended
	December 31,	December 31,
	2003	2002

Expenses:
Filing fees and transfer agent (recovery)	(300)	315
Interest expense	9,807	11,393
Professional fees	12,000	-
Stock compensation	-	1,122

Loss from continuing operations	(21,507)	(12,830)

Discontinued operations: - Note 8
Comprehensive loss from operations	(84,562)	(132,252)
Gain on disposal of subsidiary	228,595	-

Income (loss) from discontinued operations	144,033	(132,252)

Income (loss) for the year	$ 122,526	$ (145,082)

Basic and Diluted income (loss) per share:
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	0.01	(0.01)

	$ 0.01	$ (0.01)

Weighted average shares:
Basic and diluted	18,888,031	12,750,157

See accompanying notes to financial statements.

E-COM TECHNOLOGIES CORPORATION
(A Development Stage Company)
Statements of Stockholders' Equity
(Deficiency)
(Expressed in United States dollars)
Year ended December 31, 2003

			Additional paid-in capital	Retained earnings (deficit)	Cumulative translation adjustment	Total stockholders' equity (deficiency)

	Common stock
	Shares	Amount

Balance, January 29, 1999
issued for cash at $.0004
per share post 2.5:1 split	7,500,000	$ 3,000	$ -	$ -	$ -	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	-	-	-	1,200

Foreign currency translation adjustments	-	-	-	-	(3)	(3)

Net earnings	-	-	-	3,350	-	3,350

Balance, December 31, 1999	10,500,000	4,200	-	3,350	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	-	-	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	-	-	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	-	-	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	-	-	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	-	-	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	-	-	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	-	6,300	(6,300)	-	-	-

Detachable warrants issued with convertible debt	-	-	8,287	-	-	8,287

Stock compensation	-	-	16,103	-	-	16,103

Conversion benefit of convertible debt	-	-	8,287	-	-	8,287

Foreign currency translation adjustments	-	-	-	-	(672)	(672)

Loss for the year	-	-	-	(287,656)	-	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	-	-	7,500

June 25, 2001:
Issued for services	10,000	10	990	-	-	1,000

Services rendered relating to prior year share issuance	-	-	14,000	-	-	14,000

Stock compensation	-	-	(13,103)	-	-	(13,103)

Foreign currency translation adjustments	-	-	-	-	4,904	4,904

Loss for the year	-	-	-	(249,151)	-	(249,151)

Balance, December 31, 2001	12,750,157	12,750	246,702	(533,457)	4,229	(269,776)

Stock compensation			1,122			1,122

Loss for the year	-	-	-	(145,082)	-	(144,208)

Foreign currency translation adjustments	-	-	-	-	(874)	(874)

Balance, December 31, 2002	12,750,157	12,750	247,824	(677,665)	3,355	(413,736)
September 19, 2003:
Conversion of convertible debt	8,582,576	8,583	79,412			87,995

September 19, 2003:
Issued for settlement of debt	12,959,002	12,959	181,426			194,385
Income for the year	-	-	-	122,526	-	122,526

Foreign currency translation adjustments	-	-	-	-	(3,355)	(3,355)

Balance, December 31, 2003	34,291,735	$ 34,292	$ 508,662	$ (555,139)	$ -	$ (12,185)

See accompanying notes to financial statements.

E-COM TECHNOLOGIES CORPORATION
(A Development Stage Company)
Statements of Cash Flows
(Expressed in United States dollars)

	Years ended December 31,
	2003	2002

Cash provided by (used in):
Operating activities:
Loss from continuing operations	$ (21,507)	$ (12,830)
Non-cash items:
Compensation cost related to stock options granted	-	1,122
Interest expense relating to conversion
benefit on convertible debt	4,973	1,657
Changes in non-cash operating working capital:
Accounts payable and accrued liabilities	16,508	9,541

	(26)	(510)

Investing activities:
Proceeds on sale of subsidiary	1	-
Advances from (to) subsidiary	25	(10,683)

	26	(10,683)

Financing activity:
Issuance of loans payable	-	11,070

Cash flows from discontinued operations - Note 8	(12,470)	8,723

Increase (decrease) in cash	(12,470)	8,600
Cash, beginning of year	12,470	3,870

Cash, end of year	$ -	$ 12,470

Cash consists of:
Cash - continuing operations	$ -	$ -
Cash - discontinued operations	-	12,470

Cash, end of year	$ -	$ 12,470

Supplementary disclosure:
Interest expense paid	$ -	$ 1,579

Income taxes paid	$ -	$ 1,122

Non-cash transactions - Note 9

E-COM TECHNOLOGIES CORPORATION
(A Development Stage Company)
Notes to Financial Statements
(Expressed in United States dollars)
Years ended December 31, 2003 and 2002

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

The Company, through it's formerly wholly-owned Canadian subsidiary, E-Com Consultants (Canada) Corp., developed e-commerce solutions, web-based applications, performed Internet marketing and consulting services and designed and hosted web sites. On December 31, 2003, the Company disposed of this subsidiary (Note 8) and as at December 31, 2003 is inactive other than seeking new business opportunities. Consequently, effective December 31, 2003, the Company became a development stage company.

The Company's financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States of America, which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company generated revenues from website services and sales of hardware and software, but such revenues are not yet sufficient to cover operating costs and this business was disposed of on December 31, 2003. Furthermore, the Company has experienced negative cash flows from operations for the year ended December 31, 2003 and at December 31, 2003 has an excess of current liabilities over current assets of $12,185 and accumulated deficit of $555,139. The Company is seeking a new business and intends to seek additional equity financings to fund future operations. Through March 11, 2004, no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

For the period from incorporation to December 31, 2003, the Company operated as one business segment, internet and related services. This business was disposed of on December 31, 2003.

All of the Company's revenues were generated in Canada.

2. Significant accounting policies:

These consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America.

Principles of consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary E-Com Consultants (Canada) Corp. for the year ended December 31, 2002 and until December 31, 2003, the date in which it was disposed of (Note 8). All intercompany balances and transactions have been eliminated.

2. Significant accounting policies (continued):

Development Stage

The Company is a development stage company, defined in Financial Accounting Standard Board Statement No. 7, effective December 31, 2003, upon the disposal of its subsidiary (Note 8).

Foreign operations

The Company's functional and reporting currency is the United States of America dollar. The functional currency of the Company's Canadian former subsidiary is the Canadian dollar. Assets and liabilities of the foreign subsidiary are translated into the United States dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. Exchange gains and losses arising on the translation are excluded from the determination of income and reported in the cumulative translation adjustment in stockholders' equity.

Capital assets

Capital assets are stated at cost. Depreciation is provided using the straight-line method at the following annual rates:
Assets	Rate

Computer equipment Furniture and fixtures	3 years 5 years

Non-monetary transactions

Non-monetary transactions that represents the culmination of an earning process, are recorded at fair market value of the services given up or the products or services received.

Income taxes

The Company used the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, ("FAS") No. 109 "Accounting for Income Taxes". FAS No. 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

2. Significant accounting policies (continued):

Revenue recognition

The Company recognized revenue on web-site services which includes development of e-commerce websites and strategies, web design, consulting and custom programming of web based applications on a percentage of completion basis as the contracted services are provided, and on hardware / software sales when title passes which is when the product is shipped to customers from distributors' warehouse to the customer.

Warranty

The Company provides only a 15 day warranty on websites and e-commerce systems developed for customers. The Company accrues for warranty cost, based on its best estimate of costs to be incurred, when revenue is recognized.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Assumptions underlying these estimates are limited by the availability of reliable data and the uncertainty of predictions concerning future events. Consequently, the estimates and assumptions made do not necessarily result in a precise determination of reported amounts. Actual results could differ from those estimates.

Share issue costs

The cost of issuing shares of common stock is applied to reduce additional paid in capital.

Stock-based compensation

The Company has elected to apply the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options on options granted to employees and directors. Under APB 25, compensation expense is only recorded to the extent that the exercise price is less than the market value of the underlying stock on the measurement date which is usually the date of grant. Stock-based compensation for employees is recognized on an accelerated basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation" and are recognized at the fair value of the options as determined by an option pricing model as the related services are provided and the options earned. Pro forma fair value information with respect to options granted to employees and directors is disclosed in accordance with SFAS 123 (Note 5(b)).

Convertible debenture with detachable warrants and beneficial conversion option

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

2. Significant accounting policies (continued):

Convertible debenture with detachable warrants and beneficial conversion option (continued)

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

Loss per share

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

3. Loans payable:

The loans payable are unsecured, bear interest at 5% per annum and, as of January 1, 2003, are due on demand. The loans were settled during the year ended December 31, 2003 by the issuance of common shares (Note 5).

4. Convertible debenture:

(a) On November 15, 2000, the Company issued a convertible debenture for proceeds of $24,860. The convertible debenture had an interest rate of 9% and was convertible into common shares of the Company at the lower of $0.10 per share or 80% of the average closing price. Interest was payable with common shares upon conversion, or with cash upon maturity of the debenture. The debentures were convertible into common shares of the Company at any time beginning May 15, 2001, were redeemable at the option of the Company at 120% of the outstanding amount and 124,300 detachable warrants, convertible into common shares of the Company, were issued in conjunction with the convertible debt. These warrants expired on November 15, 2002.

The proceeds from the issuance of convertible debt securities with detachable warrants was allocated between the warrants, the debt security, and the beneficial conversion option.

4. Convertible debt with detachable warrants (continued):

The fair value of the convertible debenture and the detachable warrants were calculated using the Black Scholes option-pricing model. The value of proceeds allocated to the detachable warrants totaled $8,287 and was being amortized over the life of the convertible debt. At the convertible debt commitment date, the value attributed to the beneficial conversion option was $8,287 which was amortized over the period to the first conversion date of May 15, 2001.

(b) On March 14, 2001 the Company issued a convertible debenture for proceeds of $30,000. The Company issued an additional $17,500 convertible debenture on May 22, 2001 pertaining to the same subscription agreement for an aggregate total of $47,500. The convertible debenture had an interest rate of 9% and was convertible into common shares of the Company at the lower of $0.075 per share or 75% of the average closing price. Interest was payable with common shares upon conversion, or with cash upon maturity of the debenture.

The debentures were convertible into common shares of the Company at any time beginning September 12, 2001 and were redeemable at the option of the Company at 120% of the outstanding amount.

The value of the proceeds allocated to the convertible debt was as follows:

	December 31, 2003	December 31, 2002

Face value of debt	$ -	$ 72,360
Discount attributed to warrants	-	(4,972)

	$ -	$ 67,388

On September 19, 2003, all issued convertible debentures were converted into common shares of the Company. The average conversion price was $0.084 per share.

5. Capital Stock: - Note 4

(a) Stock split:

The Company had a forward stock split (2.5:1) on May 23, 2000. This split has been reflected in these financial statements on a retroactive basis.

(b) Stock incentive plan:

Pursuant to a stock incentive plan effective December 11, 2000, the Company has reserved 1,250,000 common shares for future issuance.

5. Capital Stock - Note 4 - (continued):

(b) Stock incentive plan: - (continued)

Stock option activity is presented as follows:

	Number of shares	Weighted average exercise price

Outstanding, December 31, 2001	230,000	$0.10
Forfeited	(100,000)	0.10

Outstanding, December 31, 2002	130,000	$0.10
Cancelled	(130,000)	0.10

Outstanding, December 31, 2003	-	$0.10

(i) The per share weighted average fair value of stock options granted during the year ended 2002 was determined using the Black Scholes option-pricing model with the following average assumptions used to value the options at each vesting period:

	2002	2001

Expected dividend yield	Nil	Nil
Risk-free interest rate	3.0%	7.5%
Volatility	145%	145%
Expected time to maturity	3.5 yrs	0.8 yr

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

5. Capital Stock - Note 4 (continued):

(b) Stock incentive plan: - (continued)

(i) During the year ended December 31, 2002, 100,000 stock options were forfeited due to the departure of two officers of the Company.

(ii) During the year ended December 31, 2003, the remaining 130,000 stock options outstanding were cancelled upon resignation of the particular directors of the Company.

(c) During the year ended December 31, 2003:

(i) the Company issued 8,582,576 common shares pursuant to the conversion of convertible debentures.

(ii) the Company issued 12,959,002 common shares pursuant to a debt settlement agreement.

6. Related party transactions:

Related party transactions not disclosed elsewhere in these financial statements are as follows:

(a) Included within general and administration expenses is $Nil (2002 - $72,602) charged by companies controlled by officers and directors of the Company. The fees were charged in consideration for the provision of management and consulting services to the Company.

At December 31, 2003, due to related parties includes an amount of $Nil (December 31, 2002:  $221,030) payable to a director of the Company and a company controlled by an officer/director of the Company. These amounts are unsecured, non-interest bearing and, as of January 1, 2003, are due on demand.

(b) The Company utilizes certain office and operating equipment that is provided by a Company that is owned by the Company's President at no charge.

7. Income taxes:

Deferred Tax Assets

No provision for income taxes has been provided in these financial statements due to the utilization of loss-carryforwards. At December 31, 2003, the Company has net operating losses, which expire commencing in 2006 totalling approximately $152,665. The tax benefit of these losses, if any, has not been recorded in the financial statements.

The following table summarizes the significant components of the Company's deferred tax assets of its continuing operations:

	2003	2002
Deferred Tax Assets - continuing operations
Non-capital losses carried forward	$ 54,349	$ 46,692
Less: Valuation allowance	(54,349)	(46,692)

	$ -	$ -

7. Income taxes: (continued)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards, which is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

8. Discontinued Operations:

i) Pursuant to a purchase and sale agreement dated December 31, 2003, the Company disposed of its wholly-owned subsidiary, E-Com Consultants (Canada) Corp. to a former director of the Company for $1.

The gain on disposal of subsidiary of $228,595 is calculated as follows:

Proceeds		$ 1
Less: net identifiable assets
cash	341
accounts receivable	747
accounts payable	(74,211)
due to a related party	(579,347)	(652,470)
Less: inter-company advances written off		423,876
		$ 228,595

ii) The balance sheet at December 31, 2002 includes the following amounts related to the discontinued operations of E-Com Consultants (Canada) Corp.:

December 31, 2002

Assets
Cash	$ 12,470
Accounts receivable	3,382
Prepaid expenses	2,764

Current assets of discontinued operations	$ 18,616

Capital assets (a)	$ 7,592

Long-term assets of discontinued operations	$ 7,592

Liabilities
Accounts payable and accrued liabilities	$ 65,717
Due to related parties	221,030
Capital lease obligation - current portion	2,544

Current liabilities of discontinued operations	$ 289,291

Capital lease obligations	$ 2,548

Long-term liabilities of discontinued operations	$ 2,548

8. Discontinued Operations: (continued)

(a) Capital assets

2002

	Cost	Accumulated Depreciation	Net Book Value

Computer equipment	$ 27,563	$ 23,712	$ 3,851
Furniture and fixtures	5,891	2,150	3,741

	$ 33,454	$ 25,862	$ 7,592

Included in computer equipment are capital leases with costs of $17,585 and accumulated depreciation of $15,448. Included in furniture and fixtures are capital leases with costs of $4,025 and accumulated depreciation of $857.

iii) The statement of operations and comprehensive loss for the years ended December 31, 2003 and 2002 including the following amounts related to the discontinued operations of E-Com Consultants (Canada) Corp.:

	Years ended
	December 31, 2003	December 31, 2002

Revenues:
Website and programming services	$ 685	$ 18,884
Hardware/software sales	-	-

	685	18,884
Cost of sales and services	-	10,424

Gross profit	685	8,460

Expenses:
Depreciation and amortization	2,331	13,187
Interest expense	4,131	1,409
Selling, general and administrative	29,529	125,251

Total expenses	35,991	139,847

Loss before other items:	(35,306)	(131,387)

Other items:
Gain on disposal of assets	156	9
Foreign exchange loss	(46,057)	-

Loss for the year	(81,207)	(131,378)
Other comprehensive loss:
Foreign currency translation adjustment	(3,355)	(874)

Comprehensive loss	$ (84,562)	$ (132,252)

8. Discontinued Operations: (continued)

iv) Cash flows from discontinued operations are as follows:

	2003	2002

Cash provided by (used in):
Operating activities:
Loss for the year	$ (35,150)	$ (131,378)
Non-cash items:
Depreciation	2,331	13,187
Gain on disposal of fixed assets	(156)	(9)
Changes in non-cash operating working capital:
Accounts receivable	2,635	15,205
Prepaid expenses	2,764	(1,026)
Work-in-progress	-	5,286
Accounts payable and accrued liabilities	(5,326)	26,648

	(32,902)	(72,087)

Investing activities:
Cash of subsidiary disposed of	(341)	-
Proceeds on disposal of fixed assets	3,608	510

	3,267	510

Financing activities:
Repayment of obligations under capital lease	(1,664)	(6,573)
Due to related parties	19,080	77,195
Advances from (to) parent	(25)	10,683

	17,391	81,305

Effect of foreign currency translation on cash	(226)	(1,005)

Increase (decrease) in cash	(12,470)	8,723
Cash, beginning of year	12,470	3,747

Cash, end of year	$ -	$ 12,470

9. Non-cash Transactions:

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the cash flow statement.

During the year ended December 31, 2003, the following was excluded form the statement of cash flows:

- pursuant to the conversion of $72,360 face value of convertible debentures, the Company issued 8,582,576 common shares;

- pursuant to a debt settlement agreement, the Company issued 12,959,002 common shares as consideration to settle $194,385 in outstanding debt to one party; and

- pursuant to an assignment agreement, $124,978 of debt owing to a related party was assigned to an unrelated party.

9. Non-cash Transactions: (continued)

During the year ended December 31, 2002, the stock compensation expense of $1,122 which represents the fair value of stock options vesting with non-employees during the year was excluded from the statement of cash flows.

10. New Accounting Standards:

On January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company will apply the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Management does not believe that any other recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer. Based upon that evaluation, our company's President and Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors, executive officers and significant employees, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Gerard Darmon	Director and President	55	December 22, 2003
Mohammed Jiwani	Director, Secretary and Treasurer	39	December 22, 2003

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Gerard Darmon

Mr. Darmon became a Director and our President on December 22, 2003.

Mr. Darmon founded D. Forbes Investment Corp. in 1996 and acts as Chief Executive Officer. From 1983 to 1989, Mr. Darmon was President of GPI Management, a management consulting company in Calgary, Alberta. In 1990, he formed Euro-West Consulting in Vancouver, British Columbia.

Mr. Darmon attended university in Paris, France, studying law at Nanterre and graduating from ICS Beque with a CEC certificate in Accounting. Mr. Darmon holds certificates in Negotiation from Harvard Law School and Personnel Management from Montreal's HEC. In addition, Mr. Darmon has completed the Canadian Securities Course and CICA In-Depth Income Tax Practice course.

Mohammed Jiwani

Mr. Jiwani became a Director, our Secretary and Treasurer on December 22, 2003.

Mr. Jiwani has been the Chief Operating Officer of D. Forbes Investment Corp. since 1999. In addition, from 1994 to 2003, Mr. Jiwani was the manager of business development for Oracle Education Systems.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended December 31, 2003. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2003 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of Messrs. Darmon and Jiwani. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2003, there were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, , with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Gerard Darmon	1(1)	1(1)	Nil
Mohammed Jiwani	1(1)	1(1)	Nil
D. Forbes Investment Corp.	1(1)	1(1)	Nil
Ronald Jorgensen(3)	1(2)	1(2)	Nil
Kyle Werier(3)	1(2)	1(2)	Nil
James Robert Todhunter(3)	1(2)	1(2)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

(3) The named officer, director or greater than 10% stockholder, ceased to be an officer, director or greater than 10% stockholder on December 22, 2003.

Code of Ethics

Effective March 24, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3. compliance with applicable governmental laws, rules and regulations;

4. the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5. accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and intergrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: E-Com Technologies Corporation, 325 - 1130 West Pender Street, Vancouver, BC V6E 4A4.

Item 10. Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2003, 2002 and 2001. No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended December 31, 2003, except as listed below.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Gerard Darmon President, CEO, and Director(2)	2003	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Kyle Werier President, CEO, and Director(2)	2003 2002 2001	Nil 38,000* 61,975*	Nil Nil Nil	Nil Nil Nil	Nil Nil 50,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

*Fees have been accrued to 498635 BC Ltd. a private corporation owned by Kyle Werier.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth, for the Chief Executive Officer named in the Summary Compensation Table above, stock options exercised during fiscal 2002 and the fiscal year-end value of unexercised options:

Aggregated Options/SAR Exercises in Last Fiscal Year & FY-End Options/SAR Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised in-the-money Options/SARs at FY-End (#) Exercisable/Unexercisable
Kyle, Werier, President, CEO	-	-	50,000	$0.00

Stock Options and Stock Appreciation Rights

There were no grants of stock options or stock appreciation rights made during the fiscal year ended December 31, 2003 to our executive officers and directors and there were no stock options or stock appreciation rights outstanding on December 31, 2003.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2003.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts

We currently do not have any employment agreements with any of our directors, officers or any other persons.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 18, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Gerard Darmon 83 Rue Michel Ange Paris, France 75016	Nil	0%
Mohammed Jiwani 4A - 385 Fairway Road, Suite 152 Kitchener, Ontario N2C 2N9	Nil	0%
D. Forbes Investment Inc. 325 - 1130 West Pender Street, Vancouver British Columbia V6E 4A4	20,459,002	59.7%
Directors and Executive Officers as a Group	20,459,002(2)	59.7%(2)

(1) Based on 34,291,735 shares of common stock issued and outstanding as of March 18, 2004. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Represents shares of common stock held by D. Forbes Investment Inc. Mr. Gerard Darmon is the Chief Executive Officer of D. Forbes Investment Inc.

Changes in Control

On December 12, 2003, D. Forbes Investment Inc. acquired 20,459,002 of our common shares, primarily from Kyle Werier (our former President, Chief Executive Officer and director), Ronald Jorgensen, (our former Chief Financial Officer and director), James Robert Todhunter and their affiliates, representing 59.7% of our issued and outstanding voting shares. The change in control is occurring primarily as a result of this transaction.

Item 12. Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

E-Com Consultants (Canada) Corp.

On December 31, 2003, we transferred all of the issued and outstanding shares of and our shareholder loans in our wholly owned subsidiary, E-Com Consultants (Canada) Corp. to Mr. Ron Jorgensen in consideration for $1.00 and assumption of any debts and liabilities owing from E-Com Consultants (Canada) Corp. to third parties.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
(4)	Instruments defining rights of security holders, including indentures
Debenture and Warrant Purchase Agreement dated November 15, 2000 (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 2, 2001).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated December 31, 2003 between E-Com Technologies Corporation and Ron Jorgensen.
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics.
(21)	Subsidiaries of the small business issuer
None.
(23)	Consents of Experts & Counsel
23.1	Consent of Auditor.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

On October 20, 2003 reporting the filing of our Form 10-KSB for the year ended December 31, 2002.

On November 28, 2003 reporting the resignations of Messrs. R. Scott Irwin and Jeffrey Quennell as directors.

On December 15, 2003 reporting a change in control whereby D. Forbes Investment Inc. acquired 20,459,002 of our common shares representing 59.7% of our issued and outstanding shares.

Item 14. Principal Accountants Fees and Services

Audit Fees

For the fiscal year ended December 31, 2003, the aggregate fees billed by Amisano Hanson for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $13,470. For the fiscal year ended December 31, 2002, the aggregate fees billed by Amisano Hanson for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $2,000.

Audit Related Fees

For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil. For the fiscal year ended December 31, 2002, the aggregate fees billed for assurance and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $Nil.

Tax Fees

For the fiscal year ended December 31, 2003, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totalled $Nil. For the fiscal year ended December 31, 2002, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totalled $Nil.

We do not use Amisano Hanson for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Amisano Hanson to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Amisano Hanson is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Amisano Hanson and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Amisano Hanson's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
E-COM TECHNOLOGIES CORPORATION.
/s/ Gerard Darmon
By: Gerard Darmon
President, CEO and Director (Principal Executive Officer)
Date: April 13, 2004
/s/ Mohammed Jiwani
By: Mohammed Jiwani
Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: April 13, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Gerard Darmon
By: Gerard Darmon
President, CEO and Director (Principal Executive Officer)
Date: April 13, 2004
/s/ Mohammed Jiwani
By: Mohammed Jiwani
Chief Financial Officer, Secretary and Director (Principal Financial Officer and Principal Accounting Officer)
Date: April 13, 2004