Form 10QSB
period 2004-03-31
E COM TECHNOLOGIES CORP
filed 2004-05-17
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-31503
E-COM TECHNOLOGIES CORPORATION.
(Exact name of small business issuer as specified in its charter)
Nevada	98-0199981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
325 - 1130 West Pender Street, Vancouver, BC V6E 4A4
(Address of principal executive offices)
604.687.7207
(Issuer's telephone number)
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
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  34,291,735 common shares issued and outstanding as of May 6, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Interim Financial Statements
(Expressed in United States dollars)

E-Com Technologies corporation

(A Development Stage Company)

Three month period ended March 31,2004

(Unaudited)

E-com technologies Corporation
(A Development Stage Company)
Interim Balance Sheets
March 31, 2004 and December 31, 2003
(Expressed in United States dollars)
(Unaudited)

	March 31, 2004	December 31, 2003

Assets
Total assets	$ -	$ -

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$ 23,570	$ 12,185
Due to a related party - Note 3	1,751	-

Total liabilities	25,321	12,185

Stockholders' deficiency:
Authorized share capital: 90,000,000 common voting shares, par value of $0.001 per share 10,000,000 preferred shares, par value of $0.001 per share
Issued and outstanding:
34,291,735 common shares	34,292	34,292
Additional paid-in capital	508,662	508,662
Deficit	555,139	(555,139)
Deficit accumulated during the development stage	(13,136)	-

Total stockholders' deficiency	(25,321)	(12,185)

Total liabilities and stockholders' deficiency	$ -	$ -

See accompanying notes to interim financial statements

E-com technologies Corporation
(A Development Stage Company)
Interim Statements of Operations
Three month periods ended March 31, 2004, 2003 and
For the period January 1, 2004 (Date of Inception of Development Stage) to March 31, 2004
(Expressed in United States dollars)
(Unaudited)

			January 1,
			2004
			(Date of
			Inception of
			Development
			Stage) to
	Three months ended March 31,		March 31,
	2004	2003	2004

Continuing operations Expenses:
Filing fees and transfer agent	$ 521	$ 50	$ 521
Interest expense	-	2,818	-
Professional fees	12,615	-	12,615

Loss from continuing operations	13,136	2,868	13,136

Discontinued operations - Note 2
Comprehensive loss from operations	-	26,017	-

Loss from discontinued operations	-	26,017	-

Loss for the period	$ (13,136)	$ (28,885)	$ (13,136)

Basic and Diluted loss per share:
Continuing operations	$ (0.00)	$ (0.00)
Discontinued operations	(0.00)	(0.00)

	$ (0.00)	$ (0.00)

Weighted average shares:
Basic and diluted	34,291,735	12,750,157

See accompanying notes to interim financial statements

E-com technologies Corporation
(A Development Stage Company)
Interim Statements of Stockholders' Equity (Deficiency)
From January 29, 1999 (inception) to March 31, 2004
(Expressed in United States dollars)
(Unaudited)

					Deficit
					Accumulated		Total
			Additional	Retained	During thee	Cumulative	stockholders'
	Common stock		paid-in	earnings	Development	translation	equity
	Shares	Amount	capital	(deficit)	Stage	adjustment	(deficiency)

Balance, January 29, 1999
issued for cash at $.0004 per share post 2.5:1 split	7,500,000	$ 3,000	$ -	$ -	$ -	$ -	$ 3,000
April 4, 1999:
Issued for cash	3,000,000	1,200	-	-	-	-	1,200

Foreign currency translation adjustments	-	-	-	(3)	-	(3)	(3)

Net earnings	-	-	-	3,350	-	-	3,350

Balance, December 31, 1999	10,500,000	4,200	-	3,350	-	(3)	7,547

April 30, 2000:
Issued for cash	1,195,650	1,196	118,369	-	-	-	119,565

April 30, 2000:
Issued for services	129,250	129	12,796	-	-	-	12,925

April 30, 2000:
Issued for cash	677,013	677	67,024	-	-	-	67,701

September 18, 2000:
Issued for services	12,000	12	1,188	-	-	-	1,200

November 15, 2000:
Issued for cash	45,244	45	6,742	-	-	-	6,787

December 28, 2000:
Issued for services	106,000	106	4,894	-	-	-	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	-	6,300	(6,300)	-	-	-	-

Detachable warrants issued with convertible debt	-	-	8,287	-	-	-	8,287

Stock compensation	-	-	16,103	-	-	-	16,103

Conversion benefit of convertible debt	-	-	8,287	-	-	-	8,287

Foreign currency translation adjustments	-	-	-	(672)	-	(672)	(672)

Loss for the year	-	-	-	(287,656)	-	-	(287,656)

Balance, December 31, 2000	12,665,157	12,665	237,390	(284,306)	-	(675)	(34,926)

May 25, 2001:
Issued for services	75,000	75	7,425	-	-	-	7,500

June 25, 2001:
Issued for services	10,000	10	990	-	-	-	1,000

Services rendered relating to prior year share issuance	-	-	14,000	-	-	-	14,000

Stock compensation	-	-	(13,103)	-	-	-	(13,103)

Foreign currency translation adjustments	-	-	-	4,904	-	4,904	4,904

Loss for the year	-	-	-	(249,151)	-	-	(249,151)

Balance, December 31, 2001	12,750,157	12,750	246,702	(533,457)	-	4,229	(269,776)

Stock compensation			1,122				1,122

Loss for the year	-	-	-	(145,082)	-	-	(144,208)

Foreign currency translation adjustments	-	-	-	(874)	-	(874)	(874)

Balance, December 31, 2002	12,750,157	12,750	247,824	(677,665)	-	3,355	(413,736)
September 19, 2003:
Conversion of convertible debt	8,582,576	8,583	79,412	-	-	-	87,995

September 19, 2003:
Issued for settlement of debt	12,959,002	12,959	181,426	-	-	-	194,385
Income (loss) for the year	-	-	-	122,526	-	-	122,526

Foreign currency translation adjustments	-	-	-	-	-	(3,355)	(3,355)

Balance, December 31, 2003	34,291,735	34,292	508,662	(555,139)	-	-	(12,185)

Loss for the period	-	-	-	-	(13,136)	-	(13,136)

Balance, March 31, 2004	34,291,735	$ 34,292	$ 508,662	$ (551,139)	$ (13,136)	$ -	$ (23,321)

See accompanying notes to interim financial statements

E-com technologies Corporation
(A Development Stage Company)
Interim Statements of Cash Flows
Three month periods ended March 31, 2004, 2003 and
For the period January 1, 2004 (Date of Inception of Development Stage) to March 31, 2004
(Expressed in United States dollars)
(Unaudited)

			January 1,
			2004
			(Date of
			Inception of
			Development
			Stage) to
	Three months ended March 31,		March 31,
	2004	2003	2004

Cash provided by (used in):
Operating activities:
Loss from continuing operations	$ (13,136)	$ (2,868)	$ (13,136)
Non-cash item:
Interest expense relating to conversion
benefit on convertible debt	-	414	-
Changes in non-cash operating working capital
Accounts payable and accrued liabilities	11,385	(2,429)	11,385

	(1,751)	(4,883)	(1,751)

Financing activity:
Advances from a related party - Note 3	1,751	-	1,751

Cash flows from discontinued operations	-	(7,587)	-

Decrease in cash during the period	-	(12,470)	-
Cash, beginning of period	-	12,470	-
Cash, end of period	$ -	$ -	$ -

Supplementary disclosure:
Interest expense paid	$ -	$ 204	$ -

Income taxes paid	$ -	$ -	$ -

See accompanying notes to interim financial statements

E-com technologies Corporation
(A Development Stage Company)
Notes to Interim Financial Statements
Three month period ended March 31, 2004
(Expressed in United States dollars)
(Unaudited)

1. Basis of presentation:

The unaudited condensed interim financial statements have been prepared by E-Com Technologies Corp. ("E-Com") in accordance with generally accepted accounting principles in the United States of America and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements and notes included herein should be read in conjunction with E-Com's audited financial statements and notes for the year ended December 31, 2003, included in E-Com's Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2003.

2. Nature and Continuance of Operations:

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

The Company, through it's formerly wholly-owned Canadian subsidiary, E-Com Consultants (Canada) Corp., developed e-commerce solutions, web-based applications, performed Internet marketing and consulting services and designed and hosted web sites. On December 31, 2003, the Company disposed of this subsidiary and as at December 31, 2003 is inactive other than seeking new business opportunities. Consequently, effective December 31, 2003, the Company became a development stage company.

The Company's interim financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations for the period ended March 31, 2004 and at March 31, 2004 has an excess of current liabilities over current assets of $25,321 and accumulated deficit of $568,275. The Company is seeking a new business and intends to seek additional equity financings to fund future operations. Through May 13, 2004, no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

3. Due to a related party:

The amounts due to a related party are advances made by the controlling shareholder and are unsecured, non-interest bearing and have no specific terms of repayment.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "E-Com" mean E-Com Technologies Corporation, unless otherwise indicated.

Overview

We are a Nevada corporation incorporated on January 29, 1999. We were previously involved in the business of providing internet and programming services through our former subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business in the prior year and disposed of our subsidiary company on December 31, 2003 for nominal consideration. We are currently seeking new business opportunities which will provide value for shareholders.

We filed our Form 10-SB with the Securities and Exchange Commission, which became effective November 10, 2000. As of December 15, 2000 our common shares have been quoted for trading on the OTCBB under the symbol "ECTC".

Results of Operations

We generated no revenues for the period ended March 31, 2004. We are not currently carrying on active business, but are seeking new business opportunities.

Total loss from continuing operations and operating expenses from continuing operations was $13,136 for the current period as compared to $2,868 for the quarter ended March 31, 2003. The increase in operating expenses is due to higher professional fees during the current period, consisting of legal and accounting expenses.

Discontinued operations resulted from the disposal of our subsidiary company in the prior year. Comprehensive loss from discontinued operations was $26,017 in the 3-month period ended March 31, 2003.

Combining both continuing and discontinued operations, the total loss for the current period was $13,136 as compared to $28,885 for the 3 month period ended March 31, 2003.

Financial Condition, Liquidity and Capital Resources

As at March 31, 2004 we had no cash on hand and a working capital deficiency of $25,321. We are currently generating no revenues and our operating costs have exceeded our revenues since our inception. We are currently seeking new business opportunities and intend to raise additional funds through a private placement or public offering of equity or debt convertible into equity. We are attempting to secure financing sources; however, there is no guarantee that we will be successful in obtaining additional financing on suitable terms. If necessary, we may consider additional loans or debentures from lenders and/or principals of our company. If adequate equity or debt funding cannot be obtained, we will be required to cease all business activities entirely.

At March 31, 2004, we had a working capital deficiency of $25,321, which consisted of current liabilities of $25,321, primarily related to legal, accounting, audit and transfer agent expenses. At March 31, 2004, our total assets were $0.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated unaudited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The consolidated unaudited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated unaudited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2004. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 5.  Other Information

On April 26, 2004, Donald Sharpe acquired 20,459,002 shares of our company, representing 59.7% of our issued and outstanding voting shares, in consideration for the aggregate sum of $265,343 from D. Forbes Investment Inc. The transaction was effected pursuant to a share purchase agreement dated April 26, 2004 between Donald Sharpe, D. Forbes Investment Inc. and certain other shareholders.

On or about May 3, 2004, we mailed an information statement on Schedule 14f-1 to our shareholders of record of our common stock as of the close of business on April 26, 2004. This information statement was provided for information purposes only and we did not soliciting proxies in connection with the items described in this information statement. We reported that on May 14, 2004, upon compliance with Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, Donald Sharpe and Drew Bonnell would be appointed as directors of our company, subsequent to the resignations of Mohammed Jiwani and Gerard Darmon as our directors and officers. In addition to being appointed as directors, Mr. Sharpe would be appointed as our President and Mr. Bonnell will be appointed Secretary, Treasurer and Chief Financial Officer to fill the vacancies created by the resignations of Messrs. Jiwani and Darmon. The appointments of Donald Sharpe and Drew Bonnell were made in connection with the acquisition by Donald Sharpe of 20,459,002 shares of our company from D. Forbes Investment Inc.

Item 6.  Exhibits and Reports on Form 8-K.

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
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated December 31, 2003 between E-Com Technologies Corporation and Ron Jorgensen (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
31.2	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

On March 24, 2004 reporting the appointments of Messrs. Gerard Darmon and Mohammed Jiwani as directors and officers, effective December 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

E-COM TECHNOLOGIES CORPORATION.

By: /s/ Donald Sharpe
Donald Sharpe, President
(Principal Executive Officer)

By: /s/ Drew Bonnell
Drew Bonnell, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)

Date: May 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Donald Sharpe
Donald Sharpe	President	May 17, 2004

/s/ Drew Bonnell
Drew Bonnell	Secretary, Treasurer and CFO	May 17, 2004