Form 10QSB
period 2004-06-30
E COM TECHNOLOGIES CORP
filed 2004-08-25
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[    ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-31503

EDEN ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0199981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1925 – 200 Burrard Street, Vancouver, BC V6C 3L6
(Address of principal executive offices)

604.693.0177
(Issuer’s telephone number)

E-Com Technologies Corporation
325 – 1130 West Pender Street, Vancouver, BC V6E 4A4
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   17,145,869 common shares issued and outstanding as of August 10, 2004

Transitional Small Business Disclosure Format (Check one):    Yes [    ]    No [X]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

Interim Financial Statements
(Expressed in United States dollars)

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)

(A Development Stage Company)

Six month period ended June 30, 2004

(Unaudited)

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)
(A Development Stage Company)
Interim Balance Sheets June 30, 2004 and December 31, 2003
(Expressed in United States dollars)
(Unaudited)

	June 30, 2004	December 31, 2003

Assets
Total assets	$--	$--

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities	$45,776	$12,185

Stockholders' deficiency:
Authorized share capital:
100,000,000 common voting shares, par value of
$0.001 per share
10,000,000 preferred shares, par value of $0.001
per share
Issued and outstanding:
17,145,869 common shares (2003: 17,145,869)	17,146	17,146
Additional paid-in capital	545,593	525,808
Deficit	(555,139)	(555,139)
Deficit accumulated during the development stage	(53,376)	--

Total stockholders' deficiency	(45,776)	(12,185)

Total liabilities and stockholders' deficiency	$--	$--

See accompanying notes to interim financial statements

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)
(A Development Stage Company)
Interim Statements of Operations
Three and six month periods ended June 30, 2004, 2003 and
For the period January 1, 2004 (Date of Inception of Development Stage) to June 30, 2004
(Expressed in United States dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		January 1, 2004 (Date of Inception of Develop- ment Stage) to June 30,
	2004	2003	2004	2003	2004

Continuing operations
Expenses:
Filing fees and transfer agent	$2,366	$--	$2,887	$50	$2,887
General and administrative	1,099	1,099	--	1,099
Interest expense	--	2,845	--	5,663	--
Investor relations	18,686	--	18,686	--	18,686
Professional fees	18,089	--	30,704	--	30,704

Loss from continuing operations	(40,240)	(2,845)	(53,376)	(5,713)	(53,376)

Discontinued operations
Comprehensive loss from operations	--	40,656	--	66,673	--
Loss from discontinued operations	--	(40,656)	--	(66,673)	--
	$(40,240)	$(43,501)	$(53,376)	$(72,386)	$(53,376)

Net loss for the period
Basic and Diluted loss per share:
Continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Net loss for the period	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares outstanding:	17,145,869	6,375,079	17,145,869	6,375,079

See accompanying notes to interim financial statements

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)
(A Development Stage Company)
Interim Statements of Stockholders’ Equity (Deficiency)
From January 29, 1999 (inception) to June 30, 2004
(Expressed in United States dollars)
(Unaudited)

	Common stock		Additional paid-in	Retained earnings	Deficit Accumulated During thee Development	Cumulative translation	Total stockholders' equity
	Shares	Amount	capital	(deficit)	Stage	adjustment	(deficiency)

Balance, January 29, 1999
issued for cash at $.0004 per
share post 2.5:1 split	3,750,000	$1,500	$1,500	$--	$--	$--	$3,000
April 4, 1999:
Issued for cash	1,500,000	600	600	--	--	--	1,200
Foreign currency translation
adjustments	--	--	--	(3)	--	(3)	(3)
Net earnings	--	--	--	3,350	--	--	3,350

Balance, December 31, 1999	5,250,000	2,100	2.100	3,350	--	(3)	7,547
April 30, 2000:
Issued for cash	597,825	598	118,967	--	--	--	119,565
April 30, 2000:
Issued for services	64,625	65	12,860	--	--	--	12,925
April 30, 2000:
Issued for cash	338,508	338	67,363	--	--	--	67,701
September 18, 2000:
Issued for services	6,000	6	1,194	--	--	--	1,200
November 15, 2000:
Issued for cash	22,622	22	6,765	--	--	--	6,787
December 28, 2000:
Issued for services	53,000	53	4,947	--	--	--	5,000
Authorized par value change resulting
in a decrease in additional
paid-in-capital	--	3,150	(3,150)	--	--	--	--
Detachable warrants issued with
convertible debt	--	--	8,287	--	--	--	8,287
Stock compensation	--	--	16,103	--	--	--	16,103
Conversion benefit of convertible debt	--	--	8,287	--	--	--	8,287
Foreign currency translation
adjustments	--	--	--	(672)	--	(672)	(672)
Loss for the year	--	--	--	(287,656)	--	--	(287,656)
Balance, December 31, 2000	6,332,580	6,332	243,723	(284,306)	--	(675)	(34,926)
May 25, 2001:
Issued for services	37,500	38	7,462	--	--	--	7,500
June 25, 2001:
Issued for services	5,000	5	995	--	--	--	1,000
Services rendered relating to prior
year share issuance	--	--	14,000	--	--	--	14,000
Stock compensation	--	--	(13,103)	--	--	--	(13,103)
Foreign currency translation
adjustments	--	--	--	4,904	--	4,904	4,904
Loss for the year	--	--	--	(249,151)	--	--	(249,151)

Balance, December 31, 2001	6,375,080	6,375	253,077	(533,457)	--	4,229	(269,776)
Stock compensation	1,122	1,122
Loss for the year	--	--	--	(145,082)	--	--	(144,208)
Foreign currency translation
adjustments	--	--	--	(874)	--	(874)	(874)

Balance, December 31, 2002	6,375,080	6,375	254,199	(677,665)	--	3,355	(413,736)
September 19, 2003:
Conversion of convertible debt ..	4,291,288	4,292	83,703	--	--	--	87,995
September 19, 2003:
Issued for settlement of debt	6,479,501	6,479	187,906	--	--	--	194,385
Income (loss) for the year	--	--	--	122,526	--	--	122,526
Foreign currency translation
adjustments	--	--	--	--	--	(3,355)	(3,355)

Balance, December 31, 2003	17,145,869	17,146	525,808	(555,139)	--	--	(12,185)
Stock based compensation	--	--	19,785	--	--	--	19,785
Loss for the period	--	--	--	--	(53,376)	--	(53,376)
Balance, June 30, 2004	17,145,869	$17,146	$545,593	(555,139)	$(53,376)	$--	$(45,776)

See accompanying notes to interim financial statements

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)
(A Development Stage Company)
Interim Statements of Cash Flows Six month periods ended June 30, 2004, 2003 and
For the period January 1, 2004
(Date of Inception of Development Stage) to June 30, 2004
(Expressed in United States dollars)
(Unaudited)

	Six months ended June 30,		January 1, 2004 (Date of Inception of Development Stage) to June 30,
	2004	2003	2004

Cash provided by (used in):
Operating activities:
Loss from continuing operations	$(53,376)	$(5,713)	$(53,376)
Non-cash item:
Stock based compensation	19,785	--	19,875
Interest expense relating to conversion
benefit on convertible debt	--	828	--
Changes in non-cash operating working capital
Accounts payable and accrued liabilities ..	33,591	4,860	33,591

	--	(25)	(1,751)

Cash flows from discontinued operations	--	(12,445)	--

Decrease in cash during the period	--	(12,470)	--
Cash, beginning of period	--	12,470	--

Cash, end of period	$--	$--	$--

Supplementary disclosure:
Interest expense paid	$--	$212	$--

Income taxes paid	$--	$--	$--

See accompanying notes to interim financial statements

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)
(A Development Stage Company)
Notes to Interim Financial Statements Six month period ended June 30, 2004
(Expressed in United States dollars)
(Unaudited)

1.         Basis of presentation:

The unaudited condensed interim financial statements have been prepared by Eden Energy Corporation (formerly E-Com Technologies Corp.) in accordance with generally accepted accounting principles in the United States of America and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2003.

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

The Company, through it’s formerly wholly-owned Canadian subsidiary, E-Com Consultants (Canada) Corp., developed e-commerce solutions, web-based applications, performed Internet marketing and consulting services and designed and hosted web sites. On December 31, 2003, the Company disposed of this subsidiary and as at December 31, 2003 is inactive other than seeking new business opportunities. Consequently, effective December 31, 2003, the Company became a development stage company.

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)
(A Development Stage Company)
Notes to Interim Financial Statements Six month period ended June 30, 2004
(Expressed in United States dollars)
(Unaudited)

2.         Nature and Continuance of Operations: — (cont’d.)

The Company’s interim financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations for the period ended June 30, 2004 and at June 30, 2004 has an excess of current liabilities over current assets of $45,776 and accumulated deficit of $608,515. The Company is seeking a new business and intends to seek additional equity financings to fund future operations. Through August 19, 2004, no such additional financing has been obtained and there is no assurance that such financing will be available in the future, when required, and on an economic basis. If the Company is unable to generate sufficient cash inflows, it may be required to reduce or limit operations.

3.         Capital Stock

On June 3, 2004, the Company consolidated its capital stock on a 2 old for 1 new basis. On June 23, 2004, the Company increased its capital stock to 100,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Stock Option Plan

The Company’s board of directors approved an employee’s stock option plan to issue up to 1,500,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than 110% of the fair market value of the stock. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

Stock-based Compensation

On June 11, 2004, the Company granted stock options to purchase common shares of the Company at the closing price of the Company’s common stock on the date of the grant. The options have been granted with a term of 5 years. The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company’s Compensation Committee, subject to the provisions of the Plan. The stock options vest immediately.

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)
(A Development Stage Company)
Notes to Interim Financial Statements Six month period ended June 30, 2004
(Expressed in United States dollars)
(Unaudited)

3.         Capital Stock (continued)

Stock-based Compensation (continued)

During the period ended June 30, 2004, the change in share purchase options outstanding is as follows:

	Expiry	Shares	Weighted Average Exercise Price
Outstanding at beginning of period		--	--
Granted during the period	June 11, 2009	930,000	$0.50

Options outstanding and exerciseable at end of
period		930,000	$0.50

The total compensation recognized for the three and six months ended June 30, 2004 is as follows:

	Three months ended June 30,		Six months ended June 30,		Cumulative From January 1 2004 (Date of Inception of Development) Stage) to June 30,
	2004	2003	2004	2003	2004
Total non-cash compensation charge	$102,225	$--	$102,225	$--	$102,225
Consultants' non-cash compensation charge
recognized	(19,785)	--	(19,785)	--	(19,785)

Employee's non-cash
compensation charge	$82,440	$--	$82,440	$--	$82,440

Under SFAS No. 123, if the Company elects to follow APBO No. 25, in respect to the employees stock options, it is required to present pro-forma information as to the effect on income and earnings per share as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been determined based on the fair value at the grant dates for those options issued to officers, directors and employees, the Company’s net loss and loss per share would have been adjusted to the pro-forma amounts indicated below:

EDEN ENERGY CORPORATION
(Formerly E-Com Technologies Corporation)
(A Development Stage Company)
Notes to Interim Financial Statements Six month period ended June 30, 2004
(Expressed in United States dollars)
(Unaudited)

3.         Capital Stock (continued)

Stock-based Compensation (continued)

		Three months ended June 30,		Six months ended June 30,		Cumulative From January 1 2004 (Date of Inception of Development Stage) to June 30
		2004	2003	2004	2003	2004
Net loss	As reported	$(40,240)	$(43,501)	$(53,376)	$(72,386)	$(53,376)
	Pro-forma	$(122,680)	$(43,501)	$(135,816)	$(72,386)	$(135,816)
Basic loss per
share	As reported	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$--
	Pro-forma	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$--

The weighted average fair value of the options vested during the three months ended June 30, 2004 were as follows:

2004
Weighted average fair value	$0.11
Total options vested	930,000
Total fair value of all options vested	$102,225

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

2004
Expected dividend yield	0.0%
Expected volatility	356%
Risk-free interest rate	3.74%
Expected term in years	5

The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate and therefore the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of the Company’s share purchase options.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “CDN$” refer to Canadian dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “Eden” mean Eden Energy Corp., unless otherwise indicated.

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

We filed our Form 10-SB with the Securities and Exchange Commission, which became effective November 10, 2000. As of December 15, 2000 our common shares have been quoted for trading on the OTCBB under the symbol “ECTC”. On June 18, 2004 our symbol changed to “ECOM” and on August 20, 2004 our symbol changed to “EDNE”.

Our Current Business

As we do not presently have an operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Management of our company does not believe that we will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our common shares.

We continue to seek a new business opportunity. Once a business opportunity has been identified, we will investigate and evaluate the business opportunity. In selecting a suitable business opportunity, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity, and will seek a potential business opportunity from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors. Management intends to concentrate on identifying prospective business opportunities which may be brought to management’s attention through present associations. In analyzing prospective business opportunities, management will consider, among other factors, such matters as:

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

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our common shares.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which will require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market in our common shares which may develop, may have a depressive effect on such market.

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

The manner in which we participate in an opportunity with a target company will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company’s shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

To date, we have not conducted investigations of any business opportunity or company nor have we met with representatives of any company or business. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a)	facilitating or improving the terms on which additional equity financing may be sought;

(b)	providing liquidity for the principals of a business;

(c)	creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d)	providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a)	complying with the requirements of the Securities Exchange Act of 1934;

(b)	exposure of our officers and directors to lawsuits and liabilities under various securities legislation;

(c)	distracting management’s attention from our day to day operations;

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

We are presently seeking to identify a new business opportunity. As of the date of this quarterly report, we have no agreements, understandings or arrangements concerning the acquisition or potential acquisition of a specific business opportunity.

There is no assurance that management will be able to secure a suitable prospect or that it has the requisite experience to recognize and understand a business operation that would be beneficial to us.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Review of Operations / Plan of Operation

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled “Risk Factors”.

We will continue to seek a new business opportunity or business combination over the 12 month period ending June 30, 2005. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Results of Operations

We generated no revenues for the period ended June 30, 2004. We are not currently carrying on active business, but are seeking new business opportunities.

Total loss from continuing operations and operating expenses from continuing operations was $40,240 for the current period as compared to $2,845 for the quarter ended June 30, 2003. The increase in operating expenses is due to higher professional fees during the current period, consisting of legal and accounting expenses.

Discontinued operations resulted from the disposal of our subsidiary company in the prior year. Comprehensive loss from discontinued operations was $40,656 in the three month period ended June 30, 2003 compared to $nil during the three month period ended June 30, 2004.

Combining both continuing and discontinued operations, the total loss for the current period was $40,240 as compared to $43,501 for the three month period ended June 30, 2003.

Liquidity and Capital Resources

As at June 30, 2004 we had no cash on hand and a working capital deficiency of $45,776. We are currently generating no revenues and our operating costs have exceeded our revenues since our inception. We are currently seeking new business opportunities and intend to raise additional funds through a private placement or public offering of equity or debt convertible into equity. We are attempting to secure financing sources; however, there is no guarantee that we will be successful in obtaining additional financing on suitable terms. If necessary, we may consider additional loans or debentures from lenders and/or principals of our company. If adequate equity or debt funding cannot be obtained, we will be required to cease all business activities entirely.

At June 30, 2004, we had general and administrative expenses of $40,240 compared to $2,845 for the three month period ended June 30, 2003. The increase in our general and administrative expenses , which consisted of current liabilities of $45,776, primarily related to legal, accounting, audit and transfer agent expenses. At June 30, 2004, our total assets were $nil.

Cash Requirements

Over the twelve month period ending June 30, 2005, we anticipate that we will have to raise approximately $3,000,000 through private placements of our equity securities and/or debt financing. These funds in addition to our current working capital which was raised through the sale of marketable securities, will go to fund ongoing corporate maintenance expenses for the next twelve months. We plan to use these funds and our current cash reserves to fund the identification and evaluation of a suitable business opportunity. Once we locate a suitable business opportunity or business combination, we may seek to obtain additional equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

As we require additional monies, we plan to raise such additional capital primarily through the private placement of our securities. Further, to the extent that such funds may be available to us, we may also enter into commercial loans or credit facilities. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program and may not be able to meet our other obligations as they become due.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the twelve months ending June 30, 2005.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve months ending June 30, 2005.

Employees

Over the twelve months ending June 30, 2005, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain.

Going Concern

We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. As noted herein, we are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will be unable to conduct our operations as planned, and we will not be able to meet our other obligations as they become due. In such event, we will be forced to scale down or perhaps even cease our operations.

Recently Issued Accounting Standards

On January 1, 2003, we adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. We will apply the provisions of SFAS No. 146 for exit or disposal activities that are initiated after December 31, 2002.

Application of Critical Accounting Policies

Our unaudited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $606,616 since inception through June 30, 2004.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outline below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

As there is a large number of established and well-financed entities actively seeking suitable business opportunities or business combinations, we are at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

The loss of our present directors and officers would affect our ability to identify a suitable business opportunity or enter into a suitable business operation

Although none of our present officers or directors are key to our continuing operations, we rely upon the continued service and performance of these officers and directors, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or directors are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

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

If we are unable to obtain additional capital to finance the development of any business opportunity that we acquire, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire

We anticipate that in addition to our existing capital we will require minimal additional financing while we are seeking a suitable business opportunity or business combination. Further, we anticipate that with minimal additional capital we will have sufficient capital to fund our ongoing operations for the next twelve months or until we complete a business combination or acquire a business opportunity. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely secure any additional financing necessary through a private placement of our common shares.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

We are a company with a limited operating history which makes it difficult to evaluate whether we will operate profitably

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

We have not generated any revenues and our ability to generate revenues is uncertain

For the year ended December 31, 2003, we incurred net income from discontinued operations of $144,033, however, we incurred a net loss of $21,507 from our continuing operations. We sold this business effective December 31, 2003. We are a development stage company. We have not generated any revenues and do not anticipate generating any revenues until we acquire a business opportunity or complete a business combination. We had a cumulative net loss of $606,515 from inception to June 30, 2004. At this time, our ability to generate any revenues is uncertain.

There is no assurance that we will successfully locate business opportunities which have established operating histories

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

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity

We have no arrangement, agreement, or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

We are dependent upon management’s personal abilities to evaluate business opportunities and the loss of the services of any of these individuals would adversely affect the development of our business

We are dependent upon management’s personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 25% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

We have not conducted a market research on the demand for the acquisition of a business opportunity or combination and there is no assurance that we will successfully complete such an acquisition or combination

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Because our proposed operations may result in a business combination with only one entity we may be subject to economic fluctuations within a particular business or industry, which could increase the risks associated with our operations

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity’s business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

If we complete a business opportunity or combination, management of our company may be required to sell or transfer common shares or resign as members of our board of directors

A business combination or acquisition of a business opportunity involving the issuance of our common shares may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the common shares in the capital of our company that they hold or resign as members of our Board of Directors. The resulting change in our control could result in removal of one or more of our present officers and directors, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

If we complete a business opportunity or combination, we may be required to issue such number of shares which would reduce the percentage of share ownership held by shareholders which may result in a change of control of our company

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing common shares to shareholders of such private company. Issuing previously authorized and unissued common shares in our capital will reduce the percentage of common shares owned by present and prospective shareholders and may result in a change in our control and/or management.

The requirement of audited financial statements may disqualify a potential business opportunity or combination

Management believes that any potential business opportunity or target company must provide audited financial statements for review and for the protection of all parties to the business acquisition or combination. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Upon completion of a business opportunity or combination there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

Trading of our stock may be restricted by the SEC’s “Penny Stock” regulations which may limit a stockholder’s ability to buy and sell our stock

The U.S. Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments

Our common shares are currently listed for public trading on the OTC Bulletin Board. The trading price of our common shares has been subject to wide fluctuations. Trading prices of our common shares may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our common shares will be matched or maintained. These broad market and industry factors may adversely affect the market price of our common shares, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management’s attention and resources.

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them

Our By-laws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities

Our constating documents authorize the issuance of 100,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors’ interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of all of our assets being located outside the United States and a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 5.  Other Information

On June 16, 2004, we filed a Certificate of Amendment with the Secretary of State of Nevada decreasing our authorized capital from 90,000,000 shares of common stock having a $0.001 par value, and 10,000,000 shares of preferred stock having a $0.001 par value to 45,000,000 shares of common stock having a $0.001 par value, and 5,000,000 shares of preferred stock having a $0.001 par value, and thereby decreasing our issued and outstanding from 34,291,735 to 17,145,869.

On August 6, 2004 we filed a Certificate of Amendment with the Secretary of State of Nevada changing the name of our company from E-Com Technologies Corp. to Eden Energy Corp. and increasing our authorized capital to 100,000,000 shares of common stock having a $0.001 par value, and 10,000,000 shares of preferred stock having a $0.001 par value. The name change was effected with the OTC Bulletin Board on August 20, 2004 and our new symbol is “EDNE”.

In connection with the name change, we mailed an information statement on Schedule 14C to our shareholders of record of our common stock as of the close of business on July 8, 2004. This information statement was provided for information purposes only and we did not solicit proxies in connection with the items described in this information statement.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B

Exhibit     Number Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3**	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004

3.4**	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004

(4)	Instruments defining rights of security holders, including indentures

4.1	Debenture and Warrant Purchase Agreement dated November 15, 2000 (incorporated by reference from our Annual Report on Form 10-KSB, filed on April 2, 2001).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated December 31, 2003 between E-Com Technologies Corporation and Ron Jorgensen (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By: /s/ Donald Sharpe
Donald Sharpe, President
(Principal Executive Officer)
August 24, 2004

By: /s/ Drew Bonnell
Drew Bonnell, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
August 24, 2004