Form 10QSB
period 2004-09-30
EDEN ENERGY CORP
filed 2004-11-22
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

604.693.0179
(Issuer’s telephone number)

Not Applicable
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   17,645,869 common shares issued and outstanding as of November 2, 2004

Transitional Small Business Disclosure Format (Check one):    Yes [    ]    No [X]

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

EDEN ENERGY CORP.

(Formerly E-COM TECHNOLOGIES CORPORATION)

(An Exploration Stage Company)

Interim Consolidated Financial Statements
(Expressed in United States dollars)

September 30, 2004

Eden Energy Corp.
(Formerly E-Com Technologies Corporation)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Expressed in United States dollars)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash	$1,248,883	$--

Total Current Assets	1,248,883	--
Oil and gas properties, unproven (Note 3)	1,909,068	--

Total Assets	$3,157,951	$--

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$96,731	$12,185
Due to related parties (Note 4)	5,000	--
Loans payable (Note 5)	1,660,000	--

Total Current Liabilities	1,761,731	12,185
Convertible debenture (Note 6)	404,167	--

Total Liabilities	2,165,898	12,185

Stockholders' Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	--	--
Common Stock: (Note 7)
100,000,000 shares authorized, $0.001 par value
17,145,868 shares issued and outstanding (December 31, 2003 - 17,145,868 shares)	17,146	17,146
Additional paid-in capital	1,315,394	525,808
Obligation to issue common stock (Note 8)	450,000	--
Deficit accumulated prior to the exploration stage	(555,139)	(555,139)
Deficit accumulated during the exploration stage	(235,348)	--

Total Stockholders' Equity (Deficiency)	992,053	(12,185)

Total Liabilities and Stockholders' Equity	$3,157,951	$--

The accompanying notes are an integral part of these statements

Eden Energy Corp.
(Formerly E-Com Technologies Corporation)
(An Exploration Stage Company)
Interim Consolidated Statements of Operations
(Expressed in United States dollars)
(Unaudited)

	Three Months Ended September 30 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30 2003	January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2004
Continuing Operations
Expenses
Consulting	$2,000	$--	$2,000	$--	$2,000
Filing fees and transfer agent	435	--	3,322	--	3,322
General and administrative	7,157	--	7,157	--	7,157
Interest expense	7,043	--	7,043	5,663	7,043
Management fees (Note 4 (a))	5,000	--	5,000	--	5,000
Stock-based compensation	149,955	--	169,740	--	169,740
Professional fees	10,382	--	41,086	--	41,086

Loss from continuing operations	(181,972)	--	(235,348)	(5,713)	(235,348)

Discontinued Operations
Comprehensive loss from operations	--	(3,724)	--	(70,397)	--

Loss from discontinued operations	--	(3,724)	--	(70,397)	--
Net loss for the period	$(181,972)	$(3,724)	$(235,348)	$(76,110)	$(235,348)

Basic and Diluted loss per share:
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares:
Basic	17,145,868	15,325,780	17,145,868	13,618,113
Diluted	20,650,625	15,325,780	19,645,868	13,618,113

The accompanying notes are an integral part of these statements

Eden Energy Corp.
(Formerly E-Com Technologies Corporation)
(An Exploration Stage Company)
Consolidated Interim Statements of Cash Flows
(Expressed in United States dollars)
(Unaudited)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash provided by (used in):
Operating Activities:
Net loss from continuing operations	$(235,348)	$(5,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest expense relating to accretion of discounted interest rate on convertible debt	4,167	--
Interest expense relating to conversion benefit of convertible debt	--	4,973
Stock-based compensation	169,740	--
Changes in non-cash operating assets and liabilities:
Accounts payable and accrued liabilities	24,978	4,860
Due to related parties	5,000	--
Cash Flows from Discontinued Operations	--	(15,635)

	(31,463)	(11,515)

Investing Activity:
Oil and gas acquisition and exploration	(379,654)	--

	(379,654)	--

Financing Activity:
Proceeds from loans payable	1,660,000	--

	1,660,000	--

Increase (decrease) in cash	1,248,883	(11,515)
Cash, beginning of period	--	12,470

Cash, end of period	$1,248,883	$955

Non-cash financing and investing activities
Obligation to issue common shares	$450,000	$--
Issue of convertible debenture	$404,167	$--

Supplementary disclosure:
Interest expense paid	$--	$872
Income taxes paid	$--	$--

The accompanying notes are an integral part of these statements

1.         Basis of Presentation

The unaudited condensed interim financial statements have been prepared by Eden Energy Corporation (formerly E-Com Technologies Corp.) in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited condensed financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2003, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2003.

2.         Nature and Continuance of Operations

The Company was organized on January 29, 1999 (inception) under the laws of the State of Nevada, United States of America as E-Com Technologies Corporation. On November 10, 2000, the Company became a fully registered issuer reporting with the Securities and Exchange Commission. On December 15, 2000, the Company began trading on the National Association of Securities Dealer – Over-the-Counter Bulletin Board. On August 6, 2004, the Company changed its name to Eden Energy Corp.

The Company, through its formerly wholly-owned Canadian subsidiary, E-Com Consultants (Canada) Corp., developed e-commerce solutions, web-based applications, performed Internet marketing and consulting services and designed and hosted web sites. On December 31, 2003, the Company disposed of this subsidiary and as at December 31, 2003 was inactive other than seeking new business opportunities. Consequently, effective December 31, 2003, the Company became an exploration stage company.

Pursuant to an Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA. On the completion of the transaction, the Company is primarily involved in oil and gas exploration activities. Under the terms of the Participation Agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take the prospect to a drillable stage, currently estimated at $2,500,000 to $3,000,000 over the next 12- 18 months. The Company expects to fund this commitment by the sale of shares of common stock. Refer to Notes 3 and 5.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced losses from operations for the period ended September 30, 2004 and at September 30, 2004 the Company has accumulated losses of $790,487. Since inception, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas activities.

3.         Oil and Gas Properties, Unproven

The total costs incurred and excluded from amortization for the nine month period ended September 30, 2004 are as follows:

Acquisition costs	$1,354,354
Exploration costs	389,355
Deposits on future exploration costs	165,359

Total	$1,909,068

The Company entered into an Assignment Agreement with Fort Scott Energy Corp. (“Fort Scott”) dated August 5, 2004 in which the Company acquired Fort Scott’s interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”). The Participation Agreement provides for the acquisition of certain oil and gas leases and rights located in eastern Nevada, USA, held by Frontier Explorations Ltd. (“Frontier”), at the time a wholly-owned subsidiary of Fort Scott. Pursuant to the terms of the Assignment Agreement, the Company acquired Fort Scott’s interests in the oil and gas leases and rights by the acquisition of all the issued and outstanding shares in the capital of Frontier. Fort Scott retained a 2% over-riding royalty interest in the lands and all leases held by Frontier, or subsequently acquired by the Company.

To acquire its interest, the Company:

i)	issued 500,000 shares of common stock to Fort Scott,

ii)	issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, and will entitle Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit will consist of one share of common stock and one-half of one warrant. Each whole warrant will be exercisable into one additional common share at $0.50 per share,

iii)	must issue 1,000,000 shares of common stock to Fort Scott, up to a maximum of 10,000,000 shares of common stock, for each 10 million barrels of proven reserves on the lands underlying the leases.

Upon fulfillment of the obligations of the Participation Agreement, the Company will have earned an 80.5% net revenue interest in the lands underlying the leases, and Cedar Strat will be vested with a 5% over-riding royalty interest. Cedar Strat will also retain a 5% back in working interest which may be adjusted upwards to as much as a 12.5% back in working interest should the Company elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement.

4.          Related Party Transactions

(a)	The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company must pay $5,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. At September 30, 2004, $5,000 is owing and is unsecured and non-interest bearing.

(b)	During the nine month period ended September 30, 2004, former management of the Company agreed to assume trade accounts payable of the Company in the amount of $19,846. This amount has been recognized as additional paid in capital.

5.         Loans Payable

The Company is in the process of raising funds through a private placement consisting of up to 6,190,000 shares of common stock at $0.50 per share for proceeds of $3,095,000. To September 30, 2004, the Company received proceeds of $1,660,000. Pursuant to the terms of the subscription agreements, the Company is entitled to recognize the subscription proceeds as short term interest free loans until such time as the Company accepts the subscription agreements and the shares are issued. Subsequent to September 30, 2004, the Company received further proceeds of $1,435,000 and on November 12, 2004 issued 6,190,000 shares of common stock.

6.         Convertible Debenture

The Company issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, matures on August 31, 2006, and will entitle Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit will consist of one share of common stock and one-half of one warrant. Each whole warrant will be exercisable into one additional common share at $0.50 per share on or before the later of August 31, 2006 or two years from the date of issuance of the warrants. The Company has capitalized the value of the imbedded beneficial conversion feature of $500,000 as an additional acquisition cost of oil and gas properties as the Debenture was issued with an intrinsic value conversion feature. In addition, the fair value of the Debenture at issuance was estimated to be $400,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 17% and the remaining $100,000, representing the embedded equity elements, has been charged to additional paid in capital. The Company will record a further interest expense over the term of the Debenture of $100,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the Debenture will be increased to the face value of $500,000 at maturity. To September 30, 2004, accrued interest of $2,876 has been included in accounts payable and accrued liabilities and a further interest expense of $4,167 has been accrued increasing the carrying value of the Debenture to $404,167.

7.         Capital Stock

The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split on a two old shares for one new share basis approved by the directors of the Company on June 3, 2004. On June 23, 2004, the Company increased its authorized capital stock to 100,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001.

Stock Option Plan

The Company’s board of directors approved an employee’s stock option plan to issue up to 1,500,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company

Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to

7.         Capital Stock (continued)

account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The fair value of the options granted on June 11, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.74%, expected volatility of 200%, an expected option life of four years and no expected dividends. The weighted average fair value of options granted was $0.11 per share. The fair value of the options granted on September 1, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.07%, expected volatility of 200%, an expected option life of four years and no expected dividends. The weighted average fair value of options granted was $1.25 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $519,623 for the nine months ended September 30, 2004.

During the three-month and nine-month periods ended September 30, 2004, the Company recognized stock-based compensation in the amount of $149,955 and $169,740.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Net loss, as reported	$(181,972)	$(3,724)	$(235,348)	$(76,110)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	149,955	--	169,740	--
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(587,138)	--	(689,363)	--

Pro forma net loss	$(619,155)	$(3,724)	$(754,971)	$(76,110)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Loss per share:
Basic - as reported
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic - pro forma
Continuing operations	$(0.04)	$(0.00)	$(0.04)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

	$(0.04)	$(0.00)	$(0.04)	$(0.01)

7.        Capital Stock (continued)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Loss per share:
Diluted - as reported
Continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Diluted - pro forma
Continuing operations	$(0.03)	$(0.00)	$(0.04)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)

	$(0.03)	$(0.00)	$(0.04)	$(0.01)

8.         Obligation to Issue Common Stock

The Company acquired all the issued and outstanding common shares in the capital of Frontier by the issue of 500,000 shares of common stock valued at $450,000 and the issue of a $500,000 convertible debenture. The common shares were issued to Fort Scott on November 1, 2004.

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

Overview

We are an exploration stage oil and gas company engaged in the exploration for and development of petroleum and natural gas in the State of Nevada. We were previously involved in the business of providing internet and programming services through our former subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business in the prior year and disposed of our subsidiary company on December 31, 2003 for nominal consideration.

Corporate History

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value.

As of December 15, 2000 our common shares have been quoted for trading on the OTCBB under the symbol “ECTC”. On June 18, 2004 our symbol changed to “ECOM” and on August 20, 2004 our symbol changed to “EDNE”.

Our Current Business

On August 31, 2004 we approved an Assignment Agreement with Fort Scott Energy Corp. dated August 5, 2004 pursuant to which we have acquired Fort Scott’s Interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation.

The Participation Agreement provides for the acquisition of leases, reservations, permits, licenses, or other documents of title held by Fort Scott via its wholly owned subsidiary Frontier Explorations Ltd., which have been or will be acquired in the area of mutual interest pursuant to the terms of the Participation Agreement, including any renewals or extensions thereof, by virtue of which the holder is entitled to enter, access, drill for and remove petroleum and natural gas on the lands pertaining to the leases. The assets which we have acquired are the petroleum and natural gas rights and leases held by Fort Scott through Frontier Explorations Ltd. The lands comprising the area of mutual interest are located in eastern Nevada.

We accepted an assignment of the Participation Agreement, and the oil and gas leases held or to be acquired under the Participation Agreement from, Fort Scott. Fort Scott retained a 2% over-riding royalty interest in the lands and all leases in the area of mutual interest currently held by Fort Scott / Frontier, or any leases subsequently acquired by us. Fort Scott holds its interests in the leases acquired under the Participation Agreement through its wholly owned subsidiary Frontier Explorations Ltd. Pursuant to the terms of the Assignment Agreement, Fort Scott has agreed to transfer to us all of the issued and outstanding shares in the capital of Frontier, and, as a result, the leases held by Frontier.

The consideration payable for the assignment of the Participation Agreement under the Assignment Agreement, and in consideration of Fort Scott transferring to us the Frontier Shares, and, as a result, the leases held by Frontier, consists of:

(i)	the issuance to Fort Scott of 500,000 shares of our common stock;

(ii)	the issuance to Fort Scott of a Promissory Note and Convertible Debenture in the principal amount of $500,000. The Convertible Debenture will bear interest at a rate of 7% per annum and will further entitle Fort Scott to convert payment of the principal amount and interest accruing thereon, in whole or in part, into units. The conversion rate under the Convertible Debenture will be $0.25 per unit, each unit entitling Fort Scott to the issuance of one common share in our capital stock and one half of one warrant, with each whole warrant entitling Fort Scott to acquire one additional common share at $0.50 per share; and

(iii)	for each 10 million barrels of proven reserves on the lands underlying the leases, we will issue to Fort Scott 1,000,000 shares of common stock, up to a maximum of 10,000,000 shares of common stock.

As security for the payment of the $500,000 debt and interest accruing thereon, Fort Scott was to retain ownership of the Frontier Shares until the $500,000 debt and all interest accruing thereon has been paid in full or such debt has been converted in to the units. However, subsequent to the Assignment Agreement Fort Scott transferred to us the one issued and outstanding share in the capital of Frontier, effective as at August 31, 2004, as a result of which Frontier became our wholly owned subsidiary.

Fort Scott will retain its 2% over-riding royalty interest on the lands underlying the leases, such that upon the fulfilment of the obligations set out in the Participation Agreement, we will have earned a 80.5% net revenue interest in the lands underlying the leases, and Cedar Strat will be vested with a 5% over-riding royalty interest. Cedar Strat will also retain a 5% back in working interest which may be adjusted upwards to as much as a 12.5% back in working interest should we elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement.

To date we have acquired leases totalling over 96,000 acres.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore our leases in eastern Nevada.

Currently we hold 96,000 acres pursuant to lease agreements. In addition, we have the right to acquire additional leases on the prospect as they become available and to proceed with the drilling of the various drillable targets as they are identified. The expiration dates for the leases are in 2009. The leases may be extended upon production from the lease. Under the terms of the agreement, we have committed to fund ongoing leasehold and applicable exploration expenses required to take the prospect to a drillable stage, currently estimated at $2,500,000 — $3,000,000 over the next 12-18 months.

We will require additional funds to implement our growth strategy in our oil and gas exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Our net cash provided by financing activities during the three month period ended September 30, 2004 was $1,660,000.

In order to proceed with our plans we raised funds by way of a private placement of equity securities in our company. The offering consisted of 6,190,000 shares at a price of $0.50 per share for gross proceeds of $3,095,000. We closed the private placement on November 4, 2004. The net proceeds received will be used as working capital to allow us to finance our commitments under the assignment agreement.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	$ 250,000
New Acreage	400,000
Rentals	175,000
Gravity Surveys	175,000
Well Studies	100,000
Field Mapping	200,000
Seismic	500,000
Working Capital	250,000
Total	$2,050,000

As at September 30, 2004, we had $1,761,731 in current liabilities. Our financial statements report a net loss of $181,972 for the three month period ended September 30, 2004 compared to a net loss of $3,724 for the three month period ended September 30, 2003. As a result, our accumulated losses to September 30, 2004 increased to $790,487. Our losses increased primarily as a result of stock-based compensation expense of $149,955 for the three month period ended September 30, 2004, as compared to nil for the three month period ended September 30, 2003. We realized an overall increase in all expense categories during the three month period ended September 30, 2004 as we were actively involved in the oil and gas business, as compared to the three month period ended September 30, 2003 when we had ceased operations of the Internet services business and were seeking new business opportunities.

Our total liabilities as of September 30, 2004 were $2,165,898, as compared to total liabilities of $12,185 as of December 31, 2003. The increase was due to the increase in accounts payable (from $12,185 as at December 31, 2003 to $96,731 as at September 30, 2004) and the subscription proceeds of $1,660,000 which we have recognized as short term interest free loans until we accepted the subscription agreements which occurred subsequent to September 30, 2004. The increase was also due to an outstanding convertible debenture which we granted to Fort Scott as previously mentioned. Also, subsequent to September 30, 2004 we received further proceeds of $1,435,000 and on November 12, 2004 we issued 6,190,000 shares of common stock.

During the three month period ended September 30, 2004 we spent $1,909,068 on exploration and acquisition of our oil and gas properties. Of this amount, $354,354 was attributable to acquisitions costs, $389,355 was attributable to exploration costs and $165,359 was attributable to deposits on future exploration costs.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of acquisition and exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases. We intend to establish a going forward exploration and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2005.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of approximately $790,487 since inception through September 30, 2004.

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

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $181,972 for the three months ending September 30, 2004, and cumulative losses of $790,487 to September 30, 2004. As of September 30, 2004 we had working capital deficiency of $512,848 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

—	drilling and completion costs for further wells increase beyond our expectations; or

—	we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to develop new products and continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

We have a history of losses and fluctuating operating results.

Through September 30, 2004, we have incurred aggregate losses of approximately $790,487. Our loss from operations for the three month period ended September 30, 2004 was $181,972. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this prospectus that are not residents of the United States.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring the leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in Nevada. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, we are not fully insured against all possible environmental risks.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

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

Item 3.    Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2004 we issued 500,000 shares to Fort Scott Energy Corp. in consideration for the assignment of our leases. We relied upon Rule 506 of Regulation D of the Securities Act of 1933.

On November 12, 2004 we completed a private placement of 6,190,000 shares of common stock at $0.50 per share for gross proceeds of $3,095,000. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information

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

On August 31, 2004 we appointed Michael Bodino and John Martin to our board of directors.

Item 6.    Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3**	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004

3.4**	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option (incorporated by reference from our Form S-8, filed on October 8, 2004).

(10)	Material Contracts

10.1	Purchase and Sale Agreement dated December 31, 2003 between E-Com Technologies Corporation and Ron Jorgensen (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).

10.2	Assignment Agreement with Fort Scott Energy Corp. dated the 5th day of August, 2004 (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2004).

10.3*	Convertible Debenture dated August 31, 2004 with Fort Scott Energy Corp.

10.4*	Share Transfer Agreement dated August 5, 2004 with Fort Scott Energy Corp.

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By: /s/ Donald Sharpe
Donald Sharpe, President
(Principal Executive Officer)
November 22, 2004

By: /s/ Drew Bonnell
Drew Bonnell, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
November 22, 2004