Form 10KSB
period 2004-12-31
EDEN ENERGY CORP
filed 2005-04-14
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-31503

EDEN ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	98-0199981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1925 – 200 Burrard Street, Vancouver, BC	V6C 3L6
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  604.693.0179

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $6,462

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

13,606,368 common shares @ $2.62(1) = $35,648,684.00

(1) Average of bid and ask closing prices on March 24, 2005.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

23,835,869 common shares issued and outstanding as of March 10, 2005.

No preferred shares issued and outstanding as of March 10, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

No.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Eden Energy” mean Eden Energy Corp., unless otherwise indicated.

Overview

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada. We were previously involved in the business of providing internet and programming services through our former subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business in the prior year and disposed of our subsidiary company on December 31, 2003 for nominal consideration.

Corporate History

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004 we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value.

Our common shares were quoted for trading on the OTCBB on December 15, 2000 under the symbol “ECTC”. On June 18, 2004 our symbol changed to “ECOM” and on August 20, 2004 our symbol changed to “EDNE”.

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

To date we have acquired leases totalling over 211,000 acres.

Competitors

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

Governmental Regulations

Our oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $322,124 for the year ending December 31, 2004, and cumulative losses of $877,263 to December 31, 2004. As of December 31, 2004 we had working capital of $2,332,744 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- drilling and completion costs for further wells increase beyond our expectations; or

- we encounter greater costs associated with general and administrative expenses or offering costs.

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

From inception through to December 31, 2004, we have incurred aggregate losses of approximately $877,263. Our loss from operations for the year ended December 31, 2004 was $322,124. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

Our corporate headquarters are located at 1925 – 200 Burrard Street, Vancouver, British Columbia V6C 3L6, Canada. We sublease space in a 3,000 square foot office at an annual cost of CDN$ 12,000 including utilities. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common shares were quoted for trading on the OTCBB on December 15, 2000 under the symbol “ECTC”. On June 18, 2004 our symbol changed to “ECOM” and on August 20, 2004 our symbol changed to “EDNE”. The following quotations obtained from Stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2004	$1.90	$1.25
September 30, 2004	$1.45	$0.40
June 30, 2004(2)	$0.45	$0.09
March 31, 2004	$0.14	$0.02
December 31, 2003	$0.04	$0.01
September 30, 2003	$0.01	$0.01
June 30, 2003	$0.01	$0.01
March 31, 2003	$0.01	$0.01

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We effected a 2 for 1 stock split on June 16, 2004.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 10, 2005, the shareholders’ list of our common shares showed 77 registered shareholders and 23,835,869 shares outstanding.

Recent Sales of Unregistered Securities

On November 1, 2004, we issued 500,000 shares to Fort Scott Energy Corp. in consideration for the assignment of our leases. We relied upon Rule 506 of Regulation D of the Securities Act of 1933.

On November 12, 2004, we completed a private placement of 6,190,000 shares of common stock at $0.50 per share for gross proceeds of $3,095,000. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On November 24, 2004, we issued 20,000 shares pursuant to a private placement at $0.50 per share for gross proceeds $10,000. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

Equity Compensation Plan Information

As at December 31, 2004 we have one compensation plan in place, entitled 2004 Stock Option Plan. This plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
1,500,000	$0.65	170,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2004.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 5 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on January 29, 1999. We were previously involved in the business of providing internet and programming services through our subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favourable to existing shareholders, we ceased operation of this business in the prior year and disposed of our subsidiary company on December 31, 2003 for nominal consideration. We are now an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore our leases in eastern Nevada, including additional gravity surveys, well studies, surface mapping and seismic. Currently we hold approximately 211,000 acres pursuant to lease agreements. The expiration dates for the leases are in 2014. The leases may be extended upon production from the leases.

Under the terms of the Participation Agreement, Exhibit D - Management Services Agreement, the funding obligations of the Company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, Management has agreed to accelerate payments accordingly. Additionally, $500,000 is budgeted for existing seismic data acquisition and processing.

These ongoing leasehold and applicable exploration expenses including the additional seismic program (see below), which are expected to take the prospect to a drillable stage, are currently estimated at $3,205,000. In addition, we have budgeted $4,000,000 for the drilling and completion of the first well on our leases, which we expect to drill within the next 12 months.

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

Our net cash provided by financing activities during the year ended December 31, 2004 was $3,105,000.

In order to proceed with our plans we raised funds by way of a private placement of equity securities in our company. The offering consisted of 6,190,000 shares at a price of $0.50 per share for gross proceeds of $3,095,000. We closed the private placement on November 12, 2004. The net proceeds received will be used as working capital to allow us to finance our commitments under the assignment agreement. On November 24, 2004, we issued a further 20,000 shares at a price of $0.50 per share for gross proceeds of $10,000.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months

General and Administrative	400,000
Delay Land Rentals - BLM	315,000
Gravity Surveys	90,000
Well Studies	50,000
Field Mapping	250,000
Seismic	2,500,000
Drilling Working Capital	4,000,000 395,000
Total	8,000,000

As at December 31, 2004, we had $33,198 in current liabilities. Our financial statements report a net loss of $322,124 for the twelve month period ended December 31, 2004 compared to a net income of $ 122,526 for the twelve month period ended December 31, 2003. Net income reported for the twelve month period ended December 31, 2003 is primarily attributed to a one-time gain on disposal of a subsidiary and income from discontinued operations. Our accumulated loss increased to $877,263 for the period ending December 31, 2004, of which

$322,124 relates to our current business of oil and gas exploration, and $555,124 relates to the early technology business prior to business change. Our losses increased in part as a result of stock-based compensation expense of $169,740 for the twelve-month period ended December 31, 2004, as compared to nil for twelve month period ended December 31, 2004. We realized an overall increase in all expense categories during the twelve month period ended December 31, 2004 as we were actively involved in the oil and gas business, as compared to the twelve month period ended December 31, 2003 when the Company had ceased operations of the Internet services business and was seeking new business opportunities.

Our total liabilities as of December 31, 2004 were $ 449,865, as compared to total liabilities of $12,185 as of December 31, 2003. The increase was due to the increase in accounts payable (from $12,185 as at December 31, 2003 to $33,198 as at December 31,2004). The increase was also due to an outstanding convertible debenture that we granted to Fort Scott as previously mentioned. On November 12, 2004 we issued 6,190,000 shares of common stock for gross proceeds of $ $3,095,000. On November 24, 2004 we issued an additional 20,000 shares of common stock for gross proceeds of $10,000.

During the twelve month period ended December 31, 2004 we spent $ 2,120,584 on exploration and acquisition of our oil and gas properties. Of this amount, $ 1,515,467 was attributable to acquisitions costs, and $ 605,117 was attributable to exploration costs.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending December 31, 2005.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We utilize the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2004, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2004, all of our oil and gas properties were unproved and were excluded from depletion. At December 31, 2004, management believes none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $877,263 since inception through December 31, 2004.

Item 7.	Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated January 31, 2005

Consolidated Audited Balance Sheets as at December 31, 2004 and December 31, 2003 (incorporation)

Consolidated Audited Statements of Operations for the year ended December 31, 2004 and for the year ended December 31, 2003

Consolidated Audited Statements of Changes in Stockholders’ Equity (Deficiency) for the period from January 29, 1999 (incorporation) to December 31, 2004

Consolidated Audited Statements of Cash Flows for the year ended December 31, 2004 and for the year ended December 31, 2003

Notes to the Consolidated Financial Statements

EDEN ENERGY CORP.

(Formerly E-COM TECHNOLOGIES CORPORATION)

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in United States dollars)

December 31, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Eden Energy Corp. (An Exploration Stage Company) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Eden Energy Corp. as at December 31, 2003 were audited by other auditors whose report dated March 11, 2004 included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company, as of December 31, 2004, and the results of its operations and its cash flows and the changes in stockholders’ equity for the year then ended, in conformity with generally accepted accounting principles used in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

E-com Technologies Corporation

(A Development Stage Company)

We have audited the accompanying balance sheet of E-com Technologies Corporation (A Development Stage Company) as of December 31, 2003 and the statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of E-com Technologies Corporation, as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“Amisano Hanson”
March 11, 2004	Chartered Accountants

Eden Energy Corp. (Formerly E-Com Technologies Corporation) (An Exploration Stage Company) Consolidated Balance Sheets (Expressed in United States dollars)	December 31, 2004	December 31, 2003

Assets

Cash and cash equivalents	$2,332,744	$—
Prepaid expenses	6,814	—

Total Current Assets	2,339,558	—

Oil and gas properties, unproven (Note 4)	2,120,584	—

Total Assets	$4,460,142	$—

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities

Accounts payable and accrued liabilities	$33,198	$12,185

Total Current Liabilities	33,198	12,185

Convertible debenture, less unamortized discount of $85,333 (Note 6)	416,667	—

Total Liabilities	449,865	12,185

Stockholders’ Equity (Deficiency)

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 7)
100,000,000 shares authorized, $0.001 par value
23,855,868 shares issued and outstanding (December 31, 2003 - 17,145,868 shares)	23,856	17,146

Additional paid-in capital	4,863,684	525,808

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(322,124)	—

Total Stockholders’ Equity (Deficiency)	4,010,277	(12,185)

Total Liabilities and Stockholders’ Equity (Deficiency)	$4,460,142	$—

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in United States dollars)

	Year Ended December 31, 2004	Year Ended December 31, 2003	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2004

Continuing Operations

Revenues

Interest income	$6,462	$—	$6,462

Expenses

Consulting	10,814	—	10,814
Filing fees and transfer agent	6,238	—	6,238
General and administrative	23,186	(300)	23,186
Interest expense	28,365	9,807	28,365
Management fees (Note 5 (a))	23,000	—	23,000
Professional fees	67,243	12,000	67,243
Stock-based compensation – management fees	87,500	—	87,500
Stock-based compensation – consulting fees	82,240	—	82,240

	328,586	21,507	328,586

Loss from continuing operations	(322,124)	(21,507)	(322,124)

Discontinued Operations (Note 9)

Comprehensive loss from operations	—	(84,562)	—
Gain on disposal of subsidiary	—	228,595	—

Income from discontinued operations	—	144,033	—

Net income (loss) for the year	$(322,124)	$122,526	$(322,124)

Basic and Diluted income (loss) per share:
Continuing operations	$(0.02)	$(0.00)
Discontinued operations	—	0.01

	$(0.02)	$0.01

Weighted Average Shares:
Basic	18,056,551	9,444,016
Diluted	20,556,551	9,444,016

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Year Ended December 31, 2004	Year Ended December 31, 2003	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2004

Cash provided by (used in):

Operating Activities:
Net loss from continuing operations	$(322,124)	$(21,507)	$(322,124)
Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of discounted interest rate on convertible debt	16,667	—	16,667
Interest expense relating to conversion benefit of convertible debt	—	4,973	—
Stock-based compensation	169,740	—	169,740

Changes in non-cash operating assets and liabilities:

Prepaid expenses	(6,814)	—	(6,814)
Accounts payable and accrued liabilities	40,559	16,508	40,559

	(101,972)	(26)	(101,972)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	(475)	—	(475)
Oil and gas acquisition and exploration	(669,809)	—	(669,809)
Proceeds on sale of subsidiary	—	1	—
Advances from subsidiary	—	25	—

	(670,284)	26	(670,284)

Financing Activities:
Issuance of common stock	3,105,000	—	3,105,000

	3,105,000	—	3,105,000

Cash flows used in discontinued operations	—	(12,470)	—

Increase (decrease) in cash	2,332,744	(12,470)	2,332,744

Cash, beginning of year	—	12,470	—

Cash and cash equivalents, end of year	$2,332,744	$—	$2,332,744

Non-cash financing and investing activities
Issue of common shares on conversion of convertible debentures	$—	$87,995	$—
Issue of common shares for debt settlement	$—	$194,385	$—
Issue of common shares for oil and gas properties	$450,000	$—	$450,000
Issue of convertible debenture, net of discount	$400,000	$—	$400,000
Debt assumed by previous management	$19,846	$—	$19,846

Supplementary disclosure:
Interest expense paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 29, 1999 (Date of Inception) to December 31, 2004

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders’
	Common Stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, January 29, 1999: issued for cash	3,750,000	$1,500	$1,500	$3/4	$3/4	$3/4	$3,000

April 4, 1999: Issued for cash	1,500,000	600	600	3/4	3/4	3/4	1,200

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	(3)	(3)

Net income for the period	3/4	3/4	3/4	3,350	3/4	3/4	3,350

Balance, December 31, 1999	5,250,000	2,100	2,100	3,350	3/4	(3)	7,547

April 30, 2000: Issued for cash	597,825	598	118,967	3/4	3/4	3/4	119,565

April 30, 2000: Issued for services	64,625	65	12,860	3/4	3/4	3/4	12,925

April 30, 2000: Issued for cash	338,507	338	67,363	3/4	3/4	3/4	67,701

September 18, 2000: Issued for services	6,000	6	1,194	3/4	3/4	3/4	1,200

November 15, 2000: Issued for cash	22,622	22	6,765	3/4	3/4	3/4	6,787

December 28, 2000: Issued for services	53,000	53	4,947	3/4	3/4	3/4	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	3/4	3,150	(3,150)	3/4	3/4	3/4	3/4

Detachable warrants issued with convertible debt	3/4	3/4	8,287	3/4	3/4	3/4	8,287

Stock-based compensation	3/4	3/4	16,103	3/4	3/4	3/4	16,103

Conversion benefit of convertible debt	3/4	3/4	8,287	3/4	3/4	3/4	8,287

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	(672)	(672)

Net loss for the year	3/4	3/4	3/4	(287,656)	3/4	3/4	(287,656)

Balance, December 31, 2000	6,332,579	6,332	243,723	(284,306)	3/4	(675)	(34,926)

May 25, 2001: Issued for services	37,500	38	7,462	3/4	3/4	3/4	7,500

June 25, 2001: Issued for services	5,000	5	995	3/4	3/4	3/4	1,000

Services rendered relating to prior year share issuance	3/4	3/4	14,000	3/4	3/4	3/4	14,000

Stock-based compensation	3/4	3/4	(13,103)	3/4	3/4	3/4	(13,103)

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	4,904	4,904

Net loss for the year	3/4	3/4	3/4	(249,151)	3/4	3/4	(249,151)

Balance, December 31, 2001	6,375,079	6,375	253,077	(533,457)	3/4	4,229	(269,776)

Stock-based compensation	3/4	3/4	1,122	3/4	3/4	3/4	1,122

Net loss for the year	3/4	3/4	3/4	(144,208)	3/4	3/4	(144,208)

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	(874)	(874)

Balance, December 31, 2002	6,375,079	$6,375	$ 254,199	$(677,665)	$3/4	$3,355	$(413,736)

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 29, 1999 (Date of Inception) to December 31, 2004

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders’
	Common stock		paid-in	exploration	accumulated	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, December 31, 2002	6,375,079	$6,375	$254,199	$(677,665)	$3/4	$3,355	$(413,736)

September 19, 2003: Conversion of convertible debt	4,291,288	4,292	83,703	3/4	3/4	3/4	87,995

September 19, 2003: Issued for settlement of debt	6,479,501	6,479	187,906	3/4	3/4	3/4	194,385

Net income for the year	3/4	3/4	3/4	122,526	3/4	3/4	122,526

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	(3,355)	(3,355)

Balance, December 31, 2003	17,145,868	17,146	525,808	(555,139)	3/4	3/4	(12,185)

November 1, 2004: Issued for acquisition of Oil and Gas Property	500,000	500	449,500	3/4	3/4	3/4	450,000

November 12, 2004: Issued for cash	6,190,000	6,190	3,088,810	3/4	3/4	3/4	3,095,000

November 24, 2004: Issued for cash	20,000	20	9,980	3/4	3/4	3/4	10,000

Stock-based compensation	3/4	3/4	169,740	3/4	3/4	3/4	169,740

Convertible debenture:
Intrinsic value	3/4	3/4	500,000	3/4	3/4	3/4	500,000
Discount interest rate	3/4	3/4	100,000	3/4	3/4	3/4	100,000

Debt assumed by previous management	3/4	3/4	19,846	3/4	3/4	3/4	19,846

Net loss for the year	3/4	3/4	3/4	3/4	(322,124)	3/4	(322,124)

Balance, December 31, 2004	23,855,868	$23,856	$4,863,684	$(555,139)	$(322,124)	$3/4	$4,010,277

The accompanying notes are an integral part of these consolidated financial statements

1.	Nature and Continuance of Operations

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

The Company, through its formerly wholly owned Canadian subsidiary, E-Com Consultants (Canada) Corp., developed e-commerce solutions, web-based applications, performed Internet marketing and consulting services and designed and hosted web sites. On December 31, 2003, the Company disposed of this subsidiary and as at December 31, 2003 was inactive other than seeking new business opportunities. Consequently, effective December 31, 2003, the Company became an exploration stage company.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company generated revenues from website services and sales of hardware and software, but such revenues were not sufficient to cover operating costs and this business was disposed of on December 31, 2003. Furthermore, the Company has experienced negative cash flows from operations for the year ended December 31, 2004 and at December 31, 2004 the Company has accumulated losses of $877,263. Since inception, the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on raising sufficient new capital to fund its exploration and development commitments and to fund ongoing losses and ultimately on generating profitable operations.

Pursuant to an Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA (see Note 3). On the completion of the transaction, the Company is primarily involved in oil and gas exploration activities. Under the terms of the Participation Agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take the prospect to a drillable stage, currently estimated at $2,500,000 to $3,205,000 over the next 12- 18 months. The Company expects to fund this commitment by the sale of shares of common stock. Refer to Notes 4 and 6.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced any revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiary, Frontier Exploration Ltd. (“Frontier”), a company incorporated and based in the State of Nevada. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2004, cash and cash equivalents consisted of cash held at banks.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2004, all of the Company’s oil and gas properties were unproved and were excluded from depletion. At December 31, 2004, management believes none of the Company’s unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Comparative Figures

Certain of the comparative figures have been restated to conform to the current year’s presentation.

The accompanying notes are an integral part of these consolidated financial statements

2.	Significant Accounting Policies (continued)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 “Earnings per Share” which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the relatively short maturity of these instruments. The Company has recorded the carrying value of the Convertible Debenture at its estimated fair value as is described in Note 6.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended December 31, 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements. For the year ended December 31, 2003, the only component of comprehensive loss was foreign currency translation adjustments, the details of which are disclosed in the statement of stockholders’ equity.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years.

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 7), whereby stock options are granted in accordance with the policies of regulatory authorities. The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The accompanying notes are an integral part of these consolidated financial statements

2.	Significant Accounting Policies (continued)

The fair value of the options granted on June 11, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.74%, expected volatility of 356%, an expected option life of four years and no expected dividends. The weighted average fair value of options granted was $0.11 per share. The fair value of the options granted on September 1, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.07%, expected volatility of 333%, an expected option life of four years and no expected dividends. The weighted average fair value of options granted was $1.25 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $519,623 for the year ended December 31, 2004.

During the year ended December 31, 2004, the Company recognized non-employee stock-based compensation in the amount of $169,740.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each year..

	Year Ended December 31, 2004	Year Ended December 31, 2003

Net income (loss), as reported	$(322,124)	$122,526

Deduct: Total employee stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(519,623)	—

Pro forma net income (loss)	$(841,747)	$122,526

Loss per share:

Basic and Diluted - as reported
Continuing operations	$(0.02)	$(0.00)
Discontinued operations	—	(0.01)

	$(0.02)	$(0.01)

Basic and Diluted - pro forma
Continuing operations	$(0.05)	$(0.00)
Discontinued operations	—	(0.01)

	$(0.05)	$(0.01)

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

The accompanying notes are an integral part of these consolidated financial statements

2.	Significant Accounting Policies (continued)

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position.

3.	Acquisition of Business

On August 5, 2004, the Company purchased 100% of the issued and outstanding common shares of Frontier Explorations Ltd. (“Frontier”). Frontier owns certain oil and gas assets located in Nevada, as more fully described in Note 4. Accordingly, the results of operations for Frontier have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase price was $1,450,475, which included the obligation to issue 500,000 common shares at a fair value of $450,000 (issued on November 1, 2004), the issue of a convertible debenture in the principal amount of $500,000, a beneficial conversion feature on the convertible debenture with an intrinsic value of $500,000 and negative book value of Frontier of $475. The Company used the purchase method of accounting for this acquisition and the purchase price was allocated to oil and gas acquisition costs.

4.	Oil and Gas Properties – Nevada, USA, Unproven

The total costs incurred and excluded from depletion for the year ended December 31, 2004 are as follows:

Acquisition costs	$1,515,467

Exploration costs	605,117

Total	$2,120,584

The accompanying notes are an integral part of these consolidated financial statements

4.	Oil and Gas Properties – Nevada, USA, Unproven (continued)

The Company entered into an Assignment Agreement with Fort Scott Energy Corp. (“Fort Scott”) dated August 5, 2004 in which the Company acquired Fort Scott’s interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”)

The Participation Agreement provides for the acquisition of certain oil and gas leases and rights located in eastern Nevada, USA, held by Frontier, which at the time was a wholly-owned subsidiary of Fort Scott. Pursuant to the terms of the Assignment Agreement, the Company acquired Fort Scott’s interests in the oil and gas leases and rights by the acquisition of all the issued and outstanding shares in the capital of Frontier. Fort Scott retained a 2% over-riding royalty interest in the lands and all leases held by Frontier, or subsequently acquired by the Company.

To acquire its interest, the Company:

i)	issued 500,000 shares of common stock to Fort Scott,
ii)

issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, and entitles Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit will consist of one share of common stock of the Company and one-half of one warrant. Each whole warrant will be exercisable into one additional common share at $0.50 per share,

iii)

for each 10,000,000 barrels of proven reserves developed on the lands underlying the leases, the Company must issue to Fort Scott 1,000,000 shares of common stock, up to a maximum of 10,000,000 shares.

Under the Participation Agreement the Company has the right of election to proceed with the development of the oil and gas property subsequent to the two-year exploration period, which commenced April 26, 2004. In the event of a positive election to develop the area, the Company is obliged to drill two wells, the first not later than April 26, 2005, unless extended by the parties acting reasonably, the second not later than April 26, 2006, to the shallower of the base of the sub thrust Devonian Simonson formation or a depth of 17,000 feet. The Company must maintain the rental payments on the leases during this 2-year development period. If the Company elects to proceed with the development of the prospect, 100% of the exploration expenses incurred will be reimbursed to the Company from production, and 100% of the development drilling expense will be reimbursed before the Cedar Strat back–in working interest becomes effective.

If the Company elects not to develop the property after the two year exploration period, the Company will, with Cedar Strat’s assistance, use their collective reasonable best efforts to sell the project as a prospect for development, in whole or in part. Any fees to be paid by any third party in this circumstance shall be paid firstly to the Company in an amount equal to 75% of all lease acquisitions, lease rentals, lease maintenance, and exploration monies advanced on or in respect of that portion of the project being sold. Exceptions to this include Company payments on delay rentals on the initial acreage or the after acquired acreage made after the expiry of the first two years of the Participation Agreement, and additional expenses, all which will be reimbursed at 100%. Thereafter, all fees will be split 50/50 between the Company and Cedar Strat.

Any other third party sales or farm outs will retain drilling (1 well minimum) and lease rental payment obligations as set out and will include the Overriding Royalty Interest and back-in interest as described in the Participation Agreement.

Under the terms of the Participation Agreement, Exhibit D - Management Services Agreement, the funding obligations of the Company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, Management has agreed to accelerate payments accordingly. Additionally, $500,000 is budgeted for seismic data acquisition and processing.

The accompanying notes are an integral part of these consolidated financial statements

4.	Oil and Gas Properties – Nevada, USA, Unproven (continued)

Upon fulfillment of the obligations of the Participation Agreement, the Company will have earned a 100% working interest (an 80.5% net revenue interest) in the lands underlying the leases. Cedar Strat will be vested with a 5% over-riding royalty interest and Fort Scott will be vested with a 2% overriding royalty interest. Cedar Strat will also retain a 5% back-in working interest after the Company has been reimbursed for 100% of its exploration expenses. This back-in working interest may be adjusted upwards should the Company elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement and the drilling prospect is marketed to a third party. Under the terms of the agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses, which are expected to take the prospect to a drillable stage, currently estimated at $3,205,000. In addition, the Company has budgeted $4,000,000 for the drilling and completion of the first well on the leases, which is expected to be drilled within the next 12 months.

5.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly owned by the President of the Company. Under the terms of the agreement, the Company must pay $5,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. At December 31, 2004, $20,000 was incurred.

(b)

The Company entered into a management consultancy agreement dated September 1, 2004 with businessman Neil Maedel of West Vancouver, BC to provide certain management services as Director of Corporate Communications. Under the terms of the agreement, the Company must pay $2,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. At December 31, 2004, $9,000 was incurred (August 15, 2004 start). The Company also paid $3,000 in management fees to an officer of the Company

(c)

During the year ended December 31, 2004, former management of the Company agreed to assume trade accounts payable of the Company in the amount of $19,846. This amount has been recognized as additional paid-in capital.

6.	Convertible Debenture

The Company issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, matures on August 31, 2006, and will entitle Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit will consist of one share of common stock and one-half of one warrant. Each whole warrant will be exercisable into one additional common share at $0.50 per share on or before the later of August 31, 2006 or two years from the date of issuance of the warrants. The Company has recorded a beneficial conversion feature of $500,000 as an additional cost of the acquisition of Frontier (see Note 3) as the Debenture was issued with an intrinsic value conversion feature. In addition, the fair value of the Debenture at issuance was estimated to be $400,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 17% and the remaining $100,000, representing the embedded equity elements, has been charged to additional paid in capital. The Company will record a further interest expense over the term of the Debenture of $100,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the Debenture will be increased to the face value of $500,000 at maturity. To December 31, 2004, accrued interest of $11,699 has been included in accounts payable and accrued liabilities and a further interest expense of $16,667 has been accrued increasing the carrying value of the Debenture to $416,667.

The accompanying notes are an integral part of these consolidated financial statements

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

Stock Option Plan

The Company’s board of directors approved an employee’s stock option plan to issue up to 1,500,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. During the year the Company granted stock options to acquire up to 930,000 shares of common stock exercisable at $0.50 per share on or before June 11, 2009, and 400,000 shares of common stock exercisable at $1.00 per share on or before September 1, 2009.

A summary of the Company’s stock option activity is as follows:

	December 31, 2004		December 31, 2003
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of year	—	$—	65,000	$—

Issued	1,330,000	0.65	—	0.20

Cancelled / Forfeited	—	—	(65,000)	0.20

Exercised	—	—	—	—

Balance, end of year	1,330,000	$0.65	—	$—

As at December 31, 2004, the following options are outstanding:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	of	Contractual	Exercise
Price	Shares	Life (years)	Price

$0.00 – $0.50	930,000	4.44	$0.50
$0.50 – $1.00	400,000	4.67	$1.00

	1,330,000	4.56	$0.65

The accompanying notes are an integral part of these consolidated financial statements

8.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $288,000, which commence expiring in 2006. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31,2004 and 2003, the valuation allowance established against the deferred tax assets increased by $44,000 and $7,000, respectively. The components of the net deferred tax asset at December 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004 $	2003 $

Net Operating Loss Carryforwards	288,000	153,000

Statutory Tax Rate	34%	35.6%

Effective Tax Rate	–	–

Deferred Tax Asset	98,000	54,000

Valuation Allowance	(98,000)	(54,000)

Net Deferred Tax Asset	–	–

9.	Discontinued Operations
	i)	Pursuant to a purchase and sale agreement dated December 31, 2003; the Company disposed of its wholly owned subsidiary, E-Com Consultants (Canada) Corp. to a former director of the Company for $1.

The gain on disposal of subsidiary of $228,595 is calculated as follows:

Proceeds		$1
Less: net identifiable assets
cash	341
accounts receivable	747
accounts payable	(74,211)
due to a related party	(579,347)	(652,470)
Less: inter-company advances written off		423,875
Gain on disposal of subsidiary		$(228,595)

The accompanying notes are an integral part of these consolidated financial statements

9.	Discontinued Operations (continued)
	ii)	The statement of operations for the year ended December 31, 2003 includes the following amounts related to the discontinued operations of E-Com Consultants (Canada) Corp.:
		December 31, 2004	December 31, 2003

	Revenues:
	Website and programming services	$–	$685

	Expenses:
	Depreciation and amortization	–	2,331
	Interest expense	–	4,131
	Selling, general and administrative	–	29,529

	Total expenses	–	35,991

	Loss before other items:	–	(35,306)

	Other items:
	Gain on disposal of assets	–	156
	Foreign exchange loss	–	(46,057)

	Loss for the year	–	(81,207)

	Other comprehensive loss:
	Foreign currency translation adjustment	–	(3,355)

	Comprehensive loss	$–	$(84,562)

iii)	Cash flows from discontinued operations are as follows:
		December 31, 2004	December 31, 2003
	Cash provided by (used in):
	Operating activities:
	Loss for the year	$–	$(81,207)
	Non-cash items:
	Depreciation and amortization	–	2,331
	Gain on disposal of fixed assets	–	(156)
	Foreign exchange loss	-	46,057
	Changes in non-cash operating working capital:	–
	Accounts receivable	–	2,635
	Prepaid expenses	–	2,764
	Accounts payable and accrued liabilities	–	(5,326)
		–	(32,902)

	Investing activities:
	Cash of subsidiary disposed of	–	(341)
	Proceeds on disposal of fixed assets	–	3,608
		–	3,267

	Financing activities:
	Repayment of obligations under capital lease	–	(1,664)
	Due to related parties	–	19,080
	Advances to parent	–	(25)
		–	17,391

	Effect of foreign currency translation on cash	–	(226)
	Decrease in cash	–	(12,470)
	Cash, beginning of year	–	12,470

	Cash, end of year	$–	$-

The accompanying notes are an integral part of these consolidated financial statements

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 20, 2004, we engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our new principal independent accountants with the approval of our company’s board of directors. Accordingly, we dismissed Amisano Hanson, Chartered Accountants, on October 20, 2004.

Amisano Hanson’s report dated March 11, 2004, on our balance sheet as of December 31, 2003, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years ended December 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Amisano Hanson expressed in their reports substantial doubt about our ability to continue as a going concern.

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with Amisano Hanson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Amisano Hanson would have caused Amisano Hanson to make reference to the matter in their report. We requested Amisano Hanson to furnish us a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated October 20, 2004 was filed as Exhibit 16 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004

During the years ended December 31, 2003 and 2002 and subsequent to December 31, 2003 through the date hereof, we have not consulted with Dale Matheson Carr-Hilton LaBonte regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has Dale Matheson Carr-Hilton LaBonte provided to us a written report or oral advice regarding such principles or audit opinion or any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K with our former accountant.

We requested Dale Matheson Carr-Hilton LaBonte to review the disclosure in our Current Report on Form 8-K and provided Dale Matheson Carr-Hilton LaBonte the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of our expression of our views, or the respects in which Dale Matheson Carr-Hilton LaBonte does not agree with the statements made by us in this report. Dale Matheson Carr-Hilton LaBonte advised us that no such letter need be issued.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	47	May 14, 2004
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	48	May 14, 2004
John Martin	Director	48	August 31, 2004
Michael Bodino	Director	35	August 31, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Donald Sharpe – President and Director

Mr. Sharpe has been the President and a director of our company since May 14, 2004. Mr. Sharpe graduated from the University of British Columbia with a Bachelor of Science degree in Geophysics in 1981 and joined Suncor Inc. in August of that year. From 1981 to 1987 Mr. Sharpe trained and worked as an exploration geophysicist, gaining experience in all parts of the exploration and development cycle throughout the Western Canadian Sedimentary Basin.

In 1987, Mr. Sharpe moved into the then new field of gas marketing where he was responsible for the direct marketing of Suncor’s gas to industrial, commercial and utility customers in the United States and Eastern Canada. The position required negotiating skills, an understanding of the North American pipeline infrastructure, and an appreciation for the dynamics of natural gas supply and demand. Mr. Sharpe continued his formal education and received a Certificate in Business Management from the University of Calgary in 1989.

In 1990, Mr. Sharpe returned to exploration at Suncor in the position of group leader for British Columbia exploration. In this position, Mr. Sharpe managed a team of professionals in land, geology and geophysics and was responsible for the planning, budgeting and execution of the team’s exploration program. Mr. Sharpe continued his education and graduated from the Banff School of Advanced Management in 1991.

In 1994, Mr. Sharpe left Suncor and returned to Vancouver to found and run a number of public companies. Operating under the umbrella of D. Sharpe Management Inc., Mr. Sharpe has consulted to, managed and served as a director of a number of start-up oil and gas companies including Patriot Petroleum Corp., Gemini Energy Inc., Velvet Exploration Inc., Netco Energy Inc. and Nation Energy Ltd. Mr. Sharpe is also currently a director of Heartland Oil and Gas Corp.

Mr. Sharpe is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Canadian Society of Exploration Geophysicists.

Drew Bonnell – Chief Financial Officer, Secretary, Treasurer and Director

Mr. Bonnell has been the Chief Financial Officer, Secretary, Treasurer and a director of our company since May 14, 2004.

Mr. Bonnell graduated from the Richard Ivey School of Business at the University of Western Ontario with a Masters of Business Administration degree in 1998. Prior to his graduation Mr. Bonnell worked within the resort specialty retail sector for a private BC based Company where his President’s responsibilities included all aspects of business management from early stage development, finance, operations, and personnel, through to end of cycle, divestiture. Throughout this period Mr. Bonnell’s position required a broad range of skills and expertise in order to deal with the cyclic nature of the industry and its participants. A heavy emphasis of his responsibilities was cash flow management and finance as the cycles of resort retailing are very unpredictable.

From 1998 to 2000, Mr. Bonnell acted in a management consultant role for a private BC based company, Nical Holdings Ltd., a Whistler based outlet, while commencing a research phase on the viability of a premium lifestyle brand being based in Whistler Canada, a winter resort destination. The intent of the proposition was to create an appealing product line that would capture the essence of Whistler, package it, and export it internationally. The underlying premise was that Whistler contained an untapped reserve of celebrity marketing value available to be capitalized on, while a worldwide audience waited and wanted to associate with Whistler.

In 2001, Mr. Bonnell commenced the test-marketing phase with a series of different Brand names and a wide array of products. Concurrently, Mr. Bonnell led a team to develop and budget an ambitious rollout plan to support an international consumer products brand with a base in Whistler. The Snomotion Whistler Brand was chosen from the test results as the banner to move forward with.

In late 2003, early 2004 Mr. Bonnell established Snomotion Whistler Inc. a private Nevada company to carry the Snomotion Whistler Brand of apparel and accessories. Mr. Bonnell is a Director of Snomotion Whistler and senior manager.

Mr. Bonnell is a member of the worldwide Ivey alumni association.

Michael Bodino – Director

Mr. Bodino has been a director of our company since August 31, 2004. Mr. Bodino is currently a senior vice president and senior exploration and production research analyst with Sterne, Agee & Leach Inc. of New Orleans, Louisiana. In this capacity Mr. Bodino provides investment research on U.S.-based E&P companies. From 1999 to 2003, Mr. Bodino was a Director of Energy Investment Banking for Hibernia Southcoast Capital Inc. of New Orleans, Louisiana. From 1993 to 1999 Mr. Bodino had served as a research analyst for San Jacinto Securities, Inc., of Dallas, Texas. Mr. Bodino began his investment career at Dallas-based Rauscher Pierce Refsnes (now wholly-owned by RBC Capital Markets) working in the Research Department in 1992. Mr. Bodino is currently a director of Heartland Oil and Gas Corp.

Mr. Bodino holds an MBA in finance from Texas Christian University and a B.S., Bachelor of Science in Economics from Louisiana State University in Shreveport. Mr. Bodino is a member of the Independent Petroleum Association of America (IPAA) and a member of the National Association of Petroleum Investment Analysts (NAPIA).

John Martin – Director

Mr. Martin has been a director of our company since August 31, 2004. Mr. Martin is a graduate of IMD one of the world’s top business schools located in Lausanne, Switzerland. He is a Corporate Finance Specialist and is currently the Managing Director of CMI, Credit Markets Investments Ltd. (Geneva). Previously, Mr. Martin was the senior VP and head of Capital Markets for Bank of Tokyo Mitsubishi AG (Switzerland), one of the world’s largest banks. While there from 1990 to 2000, he was a member of the Investment Policy Committee for private banking and an ALM committee member for the bank’s capital. Prior to this Mr. Martin was VP, Capital Markets for the Royal Bank of Canada (Suisse) and Assistant Treasurer and Capital Markets Manager for Inspectorate Finance S.A. Geneva.

Messrs. Sharpe and Bonnell are significant employees and the loss of either of these employees would have an adverse impact on our future developments and could impair our ability to succeed.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

The Board of Directors of the Company held no formal meetings during the year ended December 31, 2004. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and the By-laws of the Company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2004 our only standing committee of the Board of Directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire Board of Directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2004, there were no meetings held by this Committee. The business of the Audit Committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the Audit Committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Donald Sharpe	1(2)	1(2)	Nil
Drew Bonnell	2(1)(2)	1(1)(2)	Nil
Michael Bodino	1(1)	1(1)	Nil
John Martin	1(1)	1(1)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Code of Ethics

Effective March 24, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 14, 2004 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eden Energy Corp., Suite 1925 – 200 Burrard Street, Vancouver, British Columbia Canada V6C 3L6.

Item 10.	Executive Compensation.

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2004, 2003 and 2002. No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended December 31, 2004, except as listed below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Donald Sharpe President and Director(2)	2004 2003 2002	$20,000 N/A N/A	Nil N/A N/A	Nil N/A N/A	500,000(3) N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(4)	2004 2003 2002	$3,000 N/A N/A	Nil N/A N/A	Nil N/A N/A	200,000(5) N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Gerard Darmon President, CEO, and Director(6)	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Kyle Werier President, CEO, and Director(7)	2004 2003 2002	Nil Nil 38,000(8)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) The value of perquisites and other personal benefits, securities and property for the Named Executive Officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Sharpe became our President and a director of our company on May 14, 2004.

(3) Mr. Sharpe was granted 500,000 stock options exercisable at a price of $0.50 per share until June 21, 2009.

(4) Mr. Bonnell became our Chief Financial Officer, Secretary, Treasurer and a director of our company on May 14, 2004.

(5) Mr. Bonnell was granted 150,000 stock options exercisable at a price of $0.50 per share until June 21, 2009. Mr. Bonnell was also granted 50,000 stock options exercisable at a price of $1.00 per share until September 1, 2009.

(6) Mr. Darmon resigned as our President, Chief Executive Officer and a director of our company on May 14, 2004.

(7) Mr. Werier resigned as our President, Chief Executive Officer and a director of our company on December 22, 2003.

(8)	Fees have been accrued to 498635 BC Ltd. a private corporation owned by Kyle Werier.

The following table sets forth for each of the Named Executive Officers certain information concerning stock options granted to them during fiscal 2004. We have never issued stock appreciation rights.

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Donald Sharpe President	500,000(2)	37.59%	$0.50	June 21, 2009
Drew Bonnell Chief Financial Officer, Secretary and Treasurer	150,000(2) 50,000(2)	15.04%	$0.50 $1.00	June 21, 2009 September 1, 2009

(1) The denominator (of 1,330,000) was arrived at by calculating the net total number of new options awarded during the year.

(2) Granted pursuant to the 2004 Stock Option Plan.

The following table sets forth for each Named Executive Officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2004.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Sharpe	Nil	Nil	500,000	0	$650,000	$0
Drew Bonnell	Nil	Nil	150,000 50,000	0 0	$195,000 $40,000	$0 $0

(1) The values for “in-the-money” options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($1.80 per share on NASD OTCBB) and the exercise price of the individual’s options.

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director’s fees or other cash compensation for services rendered as a director in the year ended December 31, 2004.

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

Employment Contracts

Donald Sharpe, the President and a director of our company, pursuant to a Management Agreement dated September 1, 2004, earns management fees through D. Sharpe Management Inc., a company wholly-owned and controlled by him. We pay D. Sharpe Management Inc. $5,000 per month for management services. During the year ended December 31, 2004 we paid D. Sharpe Management Inc. an aggregate amount of $20,000.

We pay Neil Maedel a management fee of $2,000 per month, pursuant to a Management Agreement dated September 1, 2004, in consideration for management services rendered by Neil Maedel as a director corporation communications. During the year ended December 31, 2004 we paid Neil Maedel an aggregate amount of $9,000.

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

Item 11.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 10, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	10,729,501(2)	44.09%

Drew Bonnell 2320 Queen Avenue West Vancouver, BC V7V 2Y6	200,000(3)	*
Michael Bodino 320 Orchard Road New Orleans, LA 70123	200,000(4)	*
John Martin 2, rue Thalberg 1201 Geneva Switzerland	200,000(5)	*
Directors and Executive Officers as a Group	11,329,501(6)	45.43%

* Less than 1%.

(1) Based on 23,835,869 shares of common stock issued and outstanding as of March 10, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 500,000 shares of common stock.

(3) Includes options to acquire an aggregate of 200,000 shares of common stock.

(4) Includes options to acquire an aggregate of 200,000 shares of common stock.

53) Includes options to acquire an aggregate of 200,000 shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

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

Over the year ended December 31, 2004, our company incurred management fee expenses in the amount of $32,000. A management fee expense of $20,000 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our President and a director of our company. Pursuant to a management agreement with our company dated September 1, 2004, D. Sharpe Management Inc. receives $5,000 per month for the services that Donald Sharpe provides to our company. A management fee expense of $9,000 was charged by Neil Maedel in his role as director of corporate communications. Pursuant to a management agreement with our company Mr. Maedel receives $2,000 per month for the services he provides to our company. In addition, Drew Bonnell, our Chief Financial Officer and a director, receives $1,000 per month for the services he provides to our company.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option (incorporated by reference from our Form S-8, filed on October 8, 2004).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated December 31, 2003 between E-Com Technologies Corporation and Ron Jorgensen (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
10.2	Assignment Agreement with Fort Scott Energy Corp. dated the 5th day of August, 2004 (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2004).
10.3	Convertible Debenture dated August 31, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.4	Share Transfer Agreement dated August 5, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.5*	Management Agreement dated September 1, 2004 with D. Sharpe Management Inc.
10.6*	Management Agreement dated September 1, 2004 with Neil Maedel
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(23)	Consents
23.1*	Consent of Dale Matheson Carr-Hilton LaBonte
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed by Dale Matheson Carr-Hilton La Bonte for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $10,000. For the fiscal year ended December 31, 2003, the aggregate fees billed by Amisano Hanson for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $10,000.

Audit Related Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton La Bonte relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $5,000. For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $nil.

Tax Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed by Dale Matheson Carr-Hilton La Bonte for other non-audit professional services, other than those services listed above, totalled $nil. For the fiscal year ended December 31, 2003, the aggregate fees billed by Amisano Hanson for other non-audit professional services, other than those services listed above, totalled $nil.

We do not use Dale Matheson Carr-Hilton La Bonte for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton La Bonte to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton La Bonte is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton La Bonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton La Bonte’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: April 14, 2005

By: /s/ Drew Bonnell

Drew Bonnell

Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: April 14, 2005

By: /s/ Drew Bonnell

Drew Bonnell,

Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Date: April 14, 2005

By: /s/ Michael Bodino

Michael Bodino

Director

Date: April 14, 2005

By: /s/ John Martin

John Martin

Director

Date: April 14, 2005