Form 10QSB
period 2005-03-31
EDEN ENERGY CORP
filed 2005-05-12
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

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
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   27,920,936 common shares issued and outstanding and nil preferred shares issued and outstanding as of April 29, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2005 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in United States dollars)

March 31, 2005

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)

Assets

Cash	$7,458,748	$2,332,744
Prepaid expenses	7,823	6,814

Total Current Assets	7,466,571	2,339,558

Oil and gas properties, unproven (Note 3)	2,414,984	2,120,584
Property and equipment, net of depreciation	2,847	—

Total Assets	$9,884,402	$4,460,142

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$358,600	$33,198

Total Current Liabilities	358,600	33,198

Convertible debenture, less unamortized discount of $70,833 (2004 - $83,333) (Note 5)	429,167	416,667

Total Liabilities	787,767	449,865

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 6)
100,000,000 shares authorized, $0.001 par value
23,855,868 shares issued and outstanding	23,856	23,856

Additional paid-in capital	4,863,684	4,863,684

Common stock subscribed (Note 7)	5,285,547	—

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(521,313)	(322,124)

Total Stockholders’ Equity	9,096,635	4,010,277

Total Liabilities and Stockholders’ Equity	$9,884,402	$4,460,142

The accompanying notes are an integral part of these statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To March 31, 2005

Revenue

Interest income	$8,964	$—	$15,426

Expenses

Consulting	$46,880	$—	$57,694
Depreciation	48	—	48
Filing fees and transfer agent	850	521	7,088
General and administrative	96,006	—	119,192
Interest expense	21,130	—	49,495
Management fees (Note 4 (a) and (b))	18,000	—	41,000
Stock-based compensation	—	—	169,740
Professional fees	25,239	12,615	92,482

	(208,153)	13,136	(536,739)

Net loss for the period	$(199,189)	$(13,136)	$(521,313)

Basic and Diluted loss per share	$(0.01)	$(0.00)

Weighted Average Shares Outstanding	23,856,000	34,292,000

The accompanying notes are an integral part of these statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To March 31, 2005

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(199,189)	$(13,136)	$(521,313)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of discounted interest rate on convertible debt	12,500	—	29,167
Depreciation	48	—	48
Stock-based compensation			169,740

Changes in non-cash operating assets and liabilities::

Prepaid expenses	(1,009)	—	(7,823)
Accounts payable and accrued liabilities	31,002	11,385	71,561

	(156,648)	(1,751)	(258,620)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—		(475)
Net assets acquired from Fort Scott	—	1,751	—
Purchase of property and equipment	(2,895)	—	(2,895)
Oil and gas acquisition and exploration	—	—	(669,809)

	(2,895)	—	(673,179)

Financing Activities:
Issuance of common stock	—	—	3,105,000
Common stock subscriptions	5,285,547	—	5,285,547

	5,285,547	—	8,390,547

Increase in cash	5,126,004	—	7,458,748

Cash, beginning of period	2,332,744	—	—

Cash, end of period	$7,458,748	$—	$7,458,748

Non-cash financing and investing activities:
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest expense paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these statements

1.	Basis of Presentation

The unaudited consolidated interim financial statements have been prepared by Eden Energy Corp. in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2004.

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

Pursuant to an Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA. On the completion of the transaction, the Company is primarily involved in oil and gas exploration activities. Under the terms of the Participation Agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take the prospect to a drillable stage, currently estimated at $3,000,000 over the next 12 months.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Since inception, the Company has accumulated losses of $1,076,452, and has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on raising sufficient new capital to achieve the above objectives.

3.	Oil and Gas Properties – Nevada, USA, Unproven

The total costs incurred and excluded from amortization are as follows:

	March 31, 2005	December 31, 2004

Acquisition costs	$1,515,467	$1,515,467

Exploration costs	899,517	605,117

Total	$2,414,984	$2,120,584

The Company entered into an Assignment Agreement with Fort Scott Energy Corp. (“Fort Scott”) dated August 5, 2004 in which the Company acquired Fort Scott’s interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”).

The Participation Agreement provides for the acquisition of certain oil and gas leases and rights located in eastern Nevada, USA, held by Frontier Exploration Ltd. ("Frontier”), which at the time was a wholly-owned subsidiary of Fort Scott. Pursuant to the terms of the Assignment Agreement, the Company acquired Fort Scott’s interests in the oil and gas leases and rights by the acquisition of all the issued and outstanding shares in the capital of Frontier. Fort Scott retained a 2% over-riding royalty interest in the lands and all leases held by Frontier, or subsequently acquired by the Company.

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

Under the Participation Agreement the Company has the right of election to proceed with the development of the oil and gas property subsequent to the two-year exploration period, which commenced April 26, 2004. In the event of a positive election to develop the area, the Company is obliged to drill two wells, the first not later than one year after the two year exploration phase of the agreement, unless extended by the parties acting reasonably, the second in the succeeding 12 months, to the shallower of the base of the sub thrust Devonian Simonson formation or a depth of 17,000 feet. The Company must maintain the rental payments on the leases during this 2-year development period. If the Company elects to proceed with the development of the prospect, 100% of the exploration expenses incurred will be reimbursed to the Company from production, and 100% of the development drilling expense will be reimbursed before the Cedar Strat back–in working interest becomes effective.

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

3.	Oil and Gas Properties – Nevada, USA, Unproven

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

Upon fulfillment of the obligations of the Participation Agreement, the Company will have earned a 100% working interest (an 80.5% net revenue interest) in the lands underlying the leases. Cedar Strat will be vested with a 5% over-riding royalty interest and Fort Scott will be vested with a 2% overriding royalty interest. Cedar Strat will also retain a 5% back-in working interest after the Company has been reimbursed for 100% of its exploration expenses. This back-in working interest may be adjusted upwards should the Company elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement and the drilling prospect is marketed to a third party. Under the terms of the agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses, which are expected to take the prospect to a drillable stage, currently estimated at $3,000,000. In addition, the Company has budgeted $4,000,000 for the drilling and completion of the first well on the leases, which is expected to be drilled within the next 12 months.

4.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company must pay $5,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. During the three month period ended March 31, 2005, $15,000 (2004 - $nil) was incurred.

	(b)	During the three month period ended March 31, 2005, the Company incurred management fees of $3,000 (2004 - $nil) to an Officer of the Company.

5.	Convertible Debenture

The Company issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, matures on August 31, 2006, and will entitle Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit will consist of one share of common stock and one-half of one warrant. Each whole warrant will be exercisable into one additional common share at $0.50 per share on or before the later of August 31, 2006 or two years from the date of issuance of the warrants. The Company has capitalized the value of the imbedded beneficial conversion feature of $500,000 as an additional acquisition cost of oil and gas properties as the Debenture was issued with an intrinsic value conversion feature. In addition, the fair value of the Debenture at issuance was estimated to be $400,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 17% and the remaining $100,000, representing the embedded equity elements, has been charged to additional paid in capital. The Company will record a further interest expense over the term of the Debenture of $100,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the Debenture will be increased to the face value of $500,000 at maturity. To March 31, 2005, accrued interest of $20,329 has been included in accounts payable and accrued liabilities and interest expense of $12,500 has been accrued increasing the carrying value of the Debenture to $429,167.

6.	Capital Stock

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

Stock Option Plan

The Company’s board of directors approved an employee’s stock option plan to issue up to 1,500,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. During the year ended December 31, 2004 the Company granted stock options to acquire up to 930,000 shares of common stock exercisable at $0.50 per share on or before June 11, 2009, and 400,000 shares of common stock exercisable at $1.00 per share on or before September 1, 2009.

A summary of the Company’s stock option activity is as follows:

	Three months ended March 31, 2005		Year ended December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	1,330,000	$ 0.65	—	$ —

Issued	—	—	1,330,000	0.65

Cancelled / Forfeited	—	—	—	—

Exercised	—	—	—	—

Balance, end of period	1,330,000	$ 0.65	1,330,000	$ 0.65

As at March 31, 2005, the following options are outstanding:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	of	Contractual	Exercise
Price	Shares	Life (years)	Price

$0.00 – $0.50	930,000	4.19	$0.50
$0.50 – $1.00	400,000	4.42	$1.00

	1,330,000	4.31	$0.65

6.	Capital Stock (continued)

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

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net loss, as reported	$ (199,189)	$ (13,136)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net loss	$ (199,189)	$ (13,136)

Loss per share:

Basic and Diluted - as reported	(0.01)	(0.00)
Basic and Diluted - pro forma	(0.01)	(0.00)

7.	Subsequent Events

On April 4, 2005, the Company completed a private placement of 3,840,067 units at a price of $1.50 per unit for gross proceeds of $5,760,101. Each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of $2.00 per share for a period of one year from closing. At March 31, 2005, the Company had received proceeds of $5,285,547, net of offering costs of $364,453.

On April 11, 2005, the Company issued 25,000 shares of common stock upon the exercise of 25,000 stock options at $0.50 per share for proceeds of $12,500.

On April 27, 2005, the Company completed a private placement offering and issued 200,000 units at a price of $1.50 per unit for proceeds of $300,000. Each unit consists of one share of common stock and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one additional common share at a price of $2.00 per share for a period of one year from closing.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Eden" mean Eden Energy Corp., unless otherwise indicated.

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

The Participation Agreement provides for the acquisition of leases, reservations, permits, licenses, or other documents of title held by Fort Scott via its wholly owned subsidiary, Frontier Explorations Ltd., which have been or will be acquired in the area of mutual interest pursuant to the terms of the Participation Agreement, including any renewals or extensions thereof, by virtue of which the holder is entitled to enter, access, drill for and remove petroleum and natural gas on the lands pertaining to the leases. The assets which we have acquired are the petroleum and natural gas rights and leases held by Fort Scott through Frontier Explorations Ltd. The lands comprising the area of mutual interest are located in eastern Nevada.

We accepted an assignment of the Participation Agreement, and the oil and gas leases held or to be acquired under the Participation Agreement from Fort Scott. Fort Scott retained a 2% over-riding royalty interest in the lands and all leases in the area of mutual interest currently held by Fort Scott / Frontier, or any leases subsequently acquired by us. Fort Scott holds its interests in the leases acquired under the Participation Agreement through its wholly owned subsidiary, Frontier Explorations Ltd. Pursuant to the terms of the Assignment Agreement, Fort Scott has agreed to transfer to us all of the issued and outstanding shares in the capital of Frontier, and, as a result, the leases held by Frontier.

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

                 As security for the payment of the $500,000 debt and interest accruing thereon, Fort Scott was to retain ownership of the Frontier Shares until the $500,000 debt and all interest accruing thereon has been paid in full or such debt has been converted in to the units. However, subsequent to the Assignment Agreement, Fort Scott transferred to us the one issued and outstanding share in the capital of Frontier, effective as at August 31, 2004, as a result of which Frontier became our wholly owned subsidiary.

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

To date we have acquired leases totalling approximately 211,000 acres.

Competitors

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases. We are in the process of establishing a going forward exploration and development plan.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period other than adding an office administration assistant. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Under the terms of the Participation Agreement, Exhibit D - Management Services Agreement, the funding obligations of our company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management of our company has agreed to accelerate payments accordingly. Additionally, $500,000 is budgeted for existing seismic data acquisition and processing.

These ongoing leasehold and applicable exploration expenses including the additional seismic program (see below), which are expected to take the prospect to a drillable stage, are currently estimated at $ 3,000,000. In addition, we have budgeted $4,000,000 for the drilling and completion of the first well on our leases, which we expect to drill within the next 12 months.

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

In order to proceed with our plans we raised funds by way of a private placement of equity securities in our company. The offering consisted of 6,190,000 shares at a price of $0.50 per share for gross proceeds of $3,095,000. We closed the private placement on November 12, 2004. The net proceeds received will be used as working capital to allow us to finance our commitments under the assignment agreement. On November 24, 2004, we issued a further 20,000 shares at a price of $0.50 per share for gross proceeds of $10,000. On April 4, 2005, we issued 3,840,067 shares and 1,920,035 share purchase warrants at a price of $1.50 per share for gross proceeds of $5,760,100. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 4, 2006. On April 27, 2005, we issued 200,000 shares and 100,000 share purchase warrants at a price of $1.50 per share for gross proceeds of $300,000. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 27, 2006.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months

General, Administrative and Corporate Expenses	720,000
Delay Land Rentals – BLM	315,000
Gravity Surveys	85,600
Field Mapping Management	60,000
Seismic Program	2,500,000
Drilling – First Well	4,000,000
Working Capital	319,400
Total	8,000,000

                 As at March 31, 2005, we had $358,600 in current liabilities. Our financial statements report a net loss of $199,189 for the three month period ended March 31, 2005 compared to a net loss of $13,136 for the three month period ended March 31, 2004. As a result, our accumulated losses to March 31, 2005 increased to $521,313. Our losses increased primarily as a result of general, administrative and corporate expenses increasing to meet our obligations of $208,153 for the three month period ended March 31, 2005, as compared to $13,136 for the three month period ended March 31, 2004. We realized an overall increase in all expense categories during the three month period ended March 31, 2005 as we were actively involved in the oil and gas business, as compared to the three month period ended March 31, 2004 when we were acquiring and formulating our new business opportunities.

Our total liabilities as of March 31, 2005 were $787,767, as compared to total liabilities of $449,865 as of December 31, 2004. The increase was due to the increase in accounts payable (from $33,198 as at December 31, 2004 to $358,600 as at March 31, 2005). The increase was also due to an outstanding convertible debenture that we granted to Fort Scott as previously mentioned. On April 4, 2005, we issued 3,840,067 shares and 1,920,035 share purchase warrants at a price of $1.50 per share for gross proceeds of $5,760,100.50. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 4, 2006. On April 27, 2005, we issued 200,000 shares and 100,000 share purchase warrants at a price of

$1.50 per share for gross proceeds of $300,000. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 27, 2006.

During the three month period ended March 31, 2005 we spent $294,400 on exploration of our oil and gas properties.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

The continuation of our business is dependent upon obtaining further financing, a successful program of exploration, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases. We are in the process of establishing a going forward action plan which includes a 2D seismic exploration plan for our leases.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2006 other than office computers and communication equipment as required.

Employees

Currently our only employees are our directors and officers. We do not expect any material changes in the number of employees over the next 12 month period other than adding an office administration assistant. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Recently Issued Accounting Standards

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on our company’s results of operations or financial position.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of March 31, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At March 31, 2005, management believes none of our unproved oil and gas properties were considered impaired.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. We recognize impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $521,313 since inception of the exploration stage through March 31, 2005.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

We have had negative cash flows from operations.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $199,189 for the three months ending March 31, 2005, and cumulative losses of $521,313 since inception of the exploration stage to March 31, 2005. As of March 31, 2005 we had working capital of $7,107,971 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Through March 31, 2005, we have incurred aggregate losses of approximately $521,313 since inception of the exploration stage. Our loss from operations for the three month period ended March 31, 2005 was $199,189.

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

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Trading in our common shares on the OTC Bulletin Board is limited and sporadic making it difficult for our shareholders to sell their shares or liquidate their investments.

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

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

A majority of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

We do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. The foregoing risks also apply to those experts identified in this quarterly report that are not residents of the United States.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in Nevada. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Our By-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

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

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares or raise funds through the sale of equity securities.

Our constating documents authorize the issuance of 100,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our By-laws do not contain anti-takeover provisions which could result in a change of our management and directors if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

As a result of all of our assets being located outside the United States and a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 4, 2005, we issued 3,840,067 shares of common stock and 1,920,034 share purchase warrants to the Selling Stockholders listed herein pursuant to a private placement at $1.50 per share for gross proceeds of

$5,760,100.50. Each warrant entitles the holder thereof to purchase an additional share of common stock in the capital of our company at a price of $2.00 per share until April 4, 2006. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

On April 27, 2005, we issued 200,000 shares of common stock and 100,000 share purchase warrants to one of the Selling Stockholders listed herein pursuant to a private placement at $1.50 per share for gross proceeds of $300,000. Each warrant entitles the holder thereof to purchase an additional share of common stock in the capital of our company at a price of $2.00 per share until April 27, 2006. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option (incorporated by reference from our Form S-8, filed on October 8, 2004).
(10)	Material Contracts

10.1	Purchase and Sale Agreement dated December 31, 2003 between E-Com Technologies Corporation and Ron Jorgensen (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
10.2	Assignment Agreement with Fort Scott Energy Corp. dated the 5th day of August, 2004 (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2004).
10.3	Convertible Debenture dated August 31, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.4	Share Transfer Agreement dated August 5, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.5	Management Agreement dated September 1, 2004 with D. Sharpe Management Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005).
10.6	Management Agreement dated September 1, 2004 with Neil Maedel (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005).
10.7	Form of Subscription Agreement entered into with the following persons (incorporated by reference from our Registration Statement on Form SB-2 filed on May 2, 2005):

G. Scott Paterson
Stanley Case
Clarion Finanz AG
OPG
Christian Weyer
SPGP
Johan H. Pleines
Evergreen Investment Corp.
Radina De Lusignan Giustra
Steven Hanson
Maria Pedrosa
John Rybinski
Arbutus Gardens Apartments Corp.
John Prevedoros
Gregg Layton
Peter Ross
Randall Goddard
Andrew Best
Butterfield Bank (Guernsey) Limited as Custodian of the Canadian Opportunities Fund
Sara Relling
Dolwar Invest & Trade Corp.
Keats Investments Ltd.
John Tognetti
C-Quest Holdings Ltd.
Walter H. Berukoff
Chartwell Investment Services S.A.
Shalimar Business Services S.A.
Tradewinds Investments Overseas Inc.

10.8	Form of Subscription Agreement with RAB Special Situations LP and Paul Masters (incorporated by reference from our Registration Statement on Form SB-2 filed on May 2, 2005).

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By: /s/ Donald Sharpe

Donald Sharpe, President

(Principal Executive Officer)

May 12, 2005

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

May 12, 2005