Form 10KSB/A
period 2004-12-31
EDEN ENERGY CORP
filed 2005-05-13
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB /A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  000-31503

EDEN ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	98-0199981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1925 – 200 Burrard Street, Vancouver, BC	V6C 3L6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.693.0179

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

As used in this annual report, the terms "we", "us", "our", and "Eden Energy" mean Eden Energy Corp., unless otherwise indicated.

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

Our common shares were quoted for trading on the OTCBB on December 15, 2000 under the symbol "ECTC". On June 18, 2004 our symbol changed to “ECOM” and on August 20, 2004 our symbol changed to “EDNE”.

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

To date we have acquired leases totalling over approximately 211,000 acres.

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

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock

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

Our common shares were quoted for trading on the OTCBB on December 15, 2000 under the symbol "ECTC". On June 18, 2004 our symbol changed to “ECOM” and on August 20, 2004 our symbol changed to “EDNE”. The following quotations obtained from Stockwatch.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

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

(2) We effected a 2 for 1 stock split on June 16, 2004.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 10, 2005, the shareholders' list of our common shares showed 77 registered shareholders and 23,835,869 shares outstanding.

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

Independent Auditor's Report, dated January 31, 2005

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

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Year Ended December 31, 2004	Year Ended December 31, 2003	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2004

Cash provided by (used in):

Operating Activities:
Net loss from continuing operations	$(322,124)	$ (21,507)	$(322,124)
Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of discounted interest rate on convertible debt	16,667	—	16,667
Interest expense relating to conversion benefit of convertible debt	—	4,973	—
Stock-based compensation	169,740	—	169,740

Changes in non-cash operating assets and liabilities:

Prepaid expenses	(6,814)	—	(6,814)
Accounts payable and accrued liabilities	40,559	16,508	40,559

	(101,972)	(26)	(101,972)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	(475)	—	(475)
Oil and gas acquisition and exploration	(669,809)	—	(669,809)
Proceeds on sale of subsidiary	—	1	—
Advances from subsidiary	—	25	—

	(670,284)	26	(670,284)

Financing Activities:
Issuance of common stock	3,105,000	—	3,105,000

	3,105,000	—	3,105,000

Cash flows used in discontinued operations	—	(12,470)	—

Increase (decrease) in cash	2,332,744	(12,470)	2,332,744

Cash, beginning of year	—	12,470	—

Cash and cash equivalents, end of year	$2,332,744	$—	$2,332,744

Non-cash financing and investing activities
Issue of common shares on conversion of convertible debentures	$—	$87,995	$—
Issue of common shares for debt settlement	$—	$194,385	$—
Issue of common shares for oil and gas properties	$450,000	$—	$450,000
Issue of convertible debenture, net of discount	$400,000	$—	$400,000
Debt assumed by previous management	$19,846	$—	$19,846

Supplementary disclosure:
Interest expense paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 29, 1999 (Date of Inception) to December 31, 2004

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common Stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, January 29, 1999: issued for cash	3,750,000	$1,500	$1,500	$3/4	$3/4	$3/4	$3,000

April 4, 1999: Issued for cash	1,500,000	600	600	3/4	3/4	3/4	1,200

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	(3)	(3)

Net income for the period	3/4	3/4	3/4	3,350	3/4	3/4	3,350

Balance, December 31, 1999	5,250,000	2,100	2,100	3,350	3/4	(3)	7,547

April 30, 2000: Issued for cash	597,825	598	118,967	3/4	3/4	3/4	119,565

April 30, 2000: Issued for services	64,625	65	12,860	3/4	3/4	3/4	12,925

April 30, 2000: Issued for cash	338,507	338	67,363	3/4	3/4	3/4	67,701

September 18, 2000: Issued for services	6,000	6	1,194	3/4	3/4	3/4	1,200

November 15, 2000: Issued for cash	22,622	22	6,765	3/4	3/4	3/4	6,787

December 28, 2000: Issued for services	53,000	53	4,947	3/4	3/4	3/4	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	3/4	3,150	(3,150)	3/4	3/4	3/4	3/4

Detachable warrants issued with convertible debt	3/4	3/4	8,287	3/4	3/4	3/4	8,287

Stock-based compensation	3/4	3/4	16,103	3/4	3/4	3/4	16,103

Conversion benefit of convertible debt	3/4	3/4	8,287	3/4	3/4	3/4	8,287

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	(672)	(672)

Net loss for the year	3/4	3/4	3/4	(287,656)	3/4	3/4	(287,656)

Balance, December 31, 2000	6,332,579	6,332	243,723	(284,306)	3/4	(675)	(34,926)

May 25, 2001: Issued for services	37,500	38	7,462	3/4	3/4	3/4	7,500

June 25, 2001: Issued for services	5,000	5	995	3/4	3/4	3/4	1,000

Services rendered relating to prior year share issuance	3/4	3/4	14,000	3/4	3/4	3/4	14,000

Stock-based compensation	3/4	3/4	(13,103)	3/4	3/4	3/4	(13,103)

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	4,904	4,904

Net loss for the year	3/4	3/4	3/4	(249,151)	3/4	3/4	(249,151)

Balance, December 31, 2001	6,375,079	6,375	253,077	(533,457)	3/4	4,229	(269,776)

Stock-based compensation	3/4	3/4	1,122	3/4	3/4	3/4	1,122

Net loss for the year	3/4	3/4	3/4	(144,208)	3/4	3/4	(144,208)

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	(874)	(874)

Balance, December 31, 2002	6,375,079	$6,375	$254,199	$(677,665)	$3/4	$3,355	$(413,736)

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 29, 1999 (Date of Inception) to December 31, 2004

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common stock		paid-in	exploration	accumulated	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, December 31, 2002	6,375,079	$6,375	$254,199	$(677,665)	$3/4	$3,355	$(413,736)

September 19, 2003: Conversion of convertible debt	4,291,288	4,292	83,703	3/4	3/4	3/4	87,995

September 19, 2003: Issued for settlement of debt	6,479,501	6,479	187,906	3/4	3/4	3/4	194,385

Net income for the year	3/4	3/4	3/4	122,526	3/4	3/4	122,526

Foreign currency translation adjustments	3/4	3/4	3/4	3/4	3/4	(3,355)	(3,355)

Balance, December 31, 2003	17,145,868	17,146	525,808	(555,139)	3/4	3/4	(12,185)

November 1, 2004: Issued for acquisition of Oil and Gas Property	500,000	500	449,500	3/4	3/4	3/4	450,000

November 12, 2004: Issued for cash	6,190,000	6,190	3,088,810	3/4	3/4	3/4	3,095,000

November 24, 2004: Issued for cash	20,000	20	9,980	3/4	3/4	3/4	10,000

Stock-based compensation	3/4	3/4	169,740	3/4	3/4	3/4	169,740

Convertible debenture:
Intrinsic value	3/4	3/4	500,000	3/4	3/4	3/4	500,000
Discount interest rate	3/4	3/4	100,000	3/4	3/4	3/4	100,000

Debt assumed by previous management	3/4	3/4	19,846	3/4	3/4	3/4	19,846

Net loss for the year	3/4	3/4	3/4	3/4	(322,124)	3/4	(322,124)

Balance, December 31, 2004	23,855,868	$23,856	$4,863,684	$(555,139)	$(322,124)	$3/4	$4,010,277

The accompanying notes are an integral part of these consolidated financial statements

1.	Nature and Continuance of Operations

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

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced any revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiary, Frontier Exploration Ltd. ("Frontier”), a company incorporated and based in the State of Nevada. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2004, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2004, all of the Company's oil and gas properties were unproved and were excluded from depletion. At December 31, 2004, management believes none of the Company’s unproved oil and gas properties were considered impaired.

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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

Under the Participation Agreement the Company has the right of election to proceed with the development of the oil and gas property subsequent to the two-year exploration period, which commenced April 26, 2004. In the event of a positive election to develop the area, the Company is obliged to drill two wells, the first in the 12 months after the two year exploration phase of the agreement, unless extended by the parties acting reasonably, the second in the succeeding 12 months, to the shallower of the base of the sub thrust Devonian Simonson formation or a depth of 17,000 feet. The Company must maintain the rental payments on the leases during this 2-year development period. If the Company elects to proceed with the development of the prospect, 100% of the exploration expenses incurred will be reimbursed to the Company from production, and 100% of the development drilling expense will be reimbursed before the Cedar Strat back–in working interest becomes effective.

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

On October 20, 2004, we engaged Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our new principal independent accountants with the approval of our company's board of directors. Accordingly, we dismissed Amisano Hanson, Chartered Accountants, on October 20, 2004.

Amisano Hanson’s report dated March 11, 2004, on our balance sheet as of December 31, 2003, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years ended December 31, 2003 and 2002, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that Amisano Hanson expressed in their reports substantial doubt about our ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2004, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

In 1987, Mr. Sharpe moved into the then new field of gas marketing where he was responsible for the direct marketing of Suncor's gas to industrial, commercial and utility customers in the United States and Eastern Canada. The position required negotiating skills, an understanding of the North American pipeline infrastructure, and an appreciation for the dynamics of natural gas supply and demand. Mr. Sharpe continued his formal education and received a Certificate in Business Management from the University of Calgary in 1989.

In 1990, Mr. Sharpe returned to exploration at Suncor in the position of group leader for British Columbia exploration. In this position, Mr. Sharpe managed a team of professionals in land, geology and geophysics and was responsible for the planning, budgeting and execution of the team's exploration program. Mr. Sharpe continued his education and graduated from the Banff School of Advanced Management in 1991.

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

Mr. Bonnell graduated from the Richard Ivey School of Business at the University of Western Ontario with a Masters of Business Administration degree in 1998. Prior to his graduation Mr. Bonnell worked within the resort specialty retail sector for a private BC based Company where his President's responsibilities included all aspects of business management from early stage development, finance, operations, and personnel, through to end of cycle, divestiture. Throughout this period Mr. Bonnell's position required a broad range of skills and expertise in order to deal with the cyclic nature of the industry and its participants. A heavy emphasis of his responsibilities was cash flow management and finance as the cycles of resort retailing are very unpredictable.

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

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2004 ($1.80 per share on NASD OTCBB) and the exercise price of the individual's options.

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

Audit Related Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton La Bonte relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $5,000. For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by Amisano Hanson relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

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

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton La Bonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton La Bonte's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: May 12, 2005

By: /s/ Drew Bonnell

Drew Bonnell

Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: May 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: May 12, 2005

By: /s/ Drew Bonnell

Drew Bonnell,

Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Date: May 12, 2005

By: /s/ John Martin

John Martin

Director

Date: May 12, 2005