Form 10QSB
period 2005-06-30
EDEN ENERGY CORP
filed 2005-08-12
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   31,007,880 common shares issued and outstanding and nil preferred shares issued and outstanding as of August 10, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

D/ljm/739432.1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2005 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in United States dollars)

June 30, 2005

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	June 31, 2005	December 31, 2004
	(Unaudited)	(Audited)

Assets

Cash	$6,311,235	$2,332,744
Advances receivable	11,722	—
Prepaid expenses	27,967	6,814

Total Current Assets	6,350,924	2,339,558

Oil and gas properties, unproven (Note 3)	3,435,850	2,120,584
Property and equipment, net of depreciation	3,232	—

Total Assets	$9,790,006	$4,460,142

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$69,030	$33,198

Total Current Liabilities	69,030	33,198

Convertible debenture, net of unamortized discount of $58,333 (2004 - $83,333) (Note 6)	441,667	416,667

Total Liabilities	510,697	449,865

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 7)
100,000,000 shares authorized, $0.001 par value
27,950,935 (Dec 31, 2004 - 23,855,868) shares issued and outstanding	27,951	23,856

Additional paid-in capital	10,660,132	4,863,684

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(853,635)	(322,124)

Total Stockholders’ Equity	9,279,309	4,010,277

Total Liabilities and Stockholders’ Equity	$9,790,006	$4,460,142

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To June 30, 2005

Revenue

Interest income	$34,671	$—	$43,635	$—	$50,097

Expenses

Consulting	79,884	—	126,764	—	137,578
Depreciation	164	—	212	—	212
Filing fees and transfer agent	5,631	2,366	6,481	2,887	12,719
General and administrative	49,504	19,785	145,510	19,785	168,696
Interest expense	22,376	—	43,506	—	71,871
Management fees (Note 4 (a) and (b))	58,000	—	76,000	—	99,000
Stock-based compensation	120,863	—	120,863	—	290,603
Professional fees	30,571	18,089	55,810	30,704	123,053

	(366,993)	(40,240)	(575,146)	(53,376)	(903,732)

Net loss for the period	$(332,322)	$(40,240)	$(531,511)	$(53,376)	$(853,635)

Basic and Diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Shares Outstanding	26,641,000	17,146,000	25,256,000	17,146,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To June 30, 2005

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(531,511)	$(53,376)	$(853,635)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of discounted interest rate on convertible debt	25,000	—	41,667
Depreciation	212	—	212
Stock-based compensation	120,863	19,785	290,603

Changes in non-cash operating assets and liabilities:

Advances receivable	(11,722)	—	(11,722)
Prepaid expenses	(21,153)	—	(27,967)
Accounts payable and accrued liabilities	35,832	33,951	76,391

	(382,479)	—	(484,451)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)

Purchase of property and equipment	(3,444)	—	(3,444)
Oil and gas acquisition and exploration	(1,315,266)	—	(1,985,075)

	(1,318,710)	—	(1,988,994)

Financing Activities:
Issuance of common stock	5,679,680	—	8,784,680

	5,679,680	—	8,784,680

Increase in cash	3,978,491	—	6,311,235

Cash, beginning of period	2,332,744	—	—

Cash, end of period	$6,311,235	$—	$6,311,235

Non-cash financing and investing activities:
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

For the Six Months Ended June 30, 2005

(Expressed in United States dollars)

(Unaudited)

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

Pursuant to Agreements dated August 5, 2004, and June 13, 2005 the Company acquired certain oil and gas interests located in Nevada, USA. The Company is primarily involved in oil and gas exploration activities. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take its prospects to drillable stages, currently estimated at $4,850,000 over the next 12 months.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Since inception, the Company has accumulated losses of $1,408,774, and has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on raising sufficient new capital to achieve the above objectives.

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

For the Six Months Ended June 30, 2005

(Expressed in United States dollars)

(Unaudited)

3.	Oil and Gas Properties – Nevada, USA

All of the Company’s oil and gas properties are located in the United States and are unproven. The total costs incurred and excluded from amortization are as follows:

		June 30, 2005	December 31, 2004

	Acquisition costs	$2,521,340	$1,515,467

	Exploration costs	914,510	605,117

	Total	$3,435,850	$2,120,584
(a)

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

To acquire its interest, the Company:

i)	issued 500,000 shares of common stock to Fort Scott,

ii)

issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, and entitles Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit will consist of one share of common stock of the Company and one-half of one warrant. Each whole warrant will be exercisable into one additional common share at $0.50 per share (refer to Note 8(e)),

iii)

for each 10,000,000 barrels of proven reserves developed on the lands underlying the leases, the Company must issue to Fort Scott 1,000,000 shares of common stock, up to a maximum of 10,000,000 shares.

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

If the Company elects not to develop the property after the two year exploration period, the Company will, with Cedar Strat’s assistance, use their collective reasonable best efforts to sell the project as a prospect for development, in whole or in part. Any fees to be paid by any third party in this circumstance shall be paid firstly to the Company in an amount equal to 75% of all lease acquisitions, lease rentals, lease maintenance, and exploration monies advanced on or in respect of that portion of the project being sold. Exceptions to this include Company payments on delay rentals on the initial acreage or the after acquired acreage made after the expiry of the first two years of the

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

For th Six Months Ended June 30, 2005

(Expressed in United States dollars)

(Unaudited)

Participation Agreement, and additional expenses, all which will be reimbursed at 100%. Thereafter, all fees will be split 50/50 between the Company and Cedar Strat.

3. (a) iii)	Oil and Gas Properties – Nevada, USA(continued)

Any other third party sales or farm outs will retain drilling (1 well minimum) and lease rental payment obligations as set out and will include the Overriding Royalty Interest and back-in interest as described in the Participation Agreement.

Under the terms of the Participation Agreement, the funding obligations of the Company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, Management has agreed to accelerate payments accordingly. Additionally, $500,000 is budgeted for seismic data acquisition and processing.

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

(b)

On June 14, 2005, the Company, through a newly formed Nevada subsidiary Southern Frontier Explorations Ltd., acquired 50,000 acres of ten-year federal BLM oil and gas leases located in the Great Basin of Nevada, at an average cost of $2.25 per acre. A prospect fee of $750,000 was paid to Cedar Strat in connection with the acquisition of the leases. The leases require yearly rental fees of $1.50 per acre for the first five years, and $2.00 per acre for the remaining five years. Subsequent to June 14, 2005, another 32,000 acres were acquired on the same rental fee basis as the original acreage. The Company is committed to fund ongoing leasehold and applicable exploration expenses on these leases, which are expected to take the prospect to a drillable stage, currently estimated at $2,000,000. In addition, the Company has budgeted $3,000,000 for a well drilling program on the leases, which is expected to commence within the next 12 months. At June 30, 2005 legal title had not been transferred to the Company.

4.	Related Party Transactions

(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company must pay $5,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $10,000 per month. During the six month period ended June 30, 2005, the Company also paid a bonus of $5,000 for past services. During the six month period ended June 30, 2005, management fees of $45,000 (2004 - $nil) were incurred.

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

For the Six Months Ended June 30, 2005

(Expressed in United States dollars)

(Unaudited)

(b)

The Company entered into a management agreement dated May 1, 2005 with a director of the Company. Under the terms of the agreement, the Company must pay $6,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. During the six month period ended June 30, 2005, the Company also paid a bonus of $15,000 for past services. During the six month period ended June 30, 2005, management fees of $31,000 (2004 - $nil) were incurred.

5.	Commitment

The Company entered into a management consulting agreement dated September 1, 2004 with a consultant. Under the terms of the agreement, the Company must pay $2,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $7,000 per month. During the six month period ended June 30, 2005, the Company also paid a bonus of $5,000 for past services. During the six month period ended June 30, 2005, $28,000 (2004 - $nil) was incurred.

6.	Convertible Debenture

The Company issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, matures on August 31, 2006, and will entitle Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit will consist of one share of common stock and one-half of one warrant. Each whole warrant will be exercisable into one additional common share at $0.50 per share on or before the later of August 31, 2006 or two years from the date of issuance of the warrants. The Company has capitalized the value of the imbedded beneficial conversion feature of $500,000 as an additional acquisition cost of oil and gas properties as the Debenture was issued with an intrinsic value conversion feature. In addition, the fair value of the Debenture at issuance was estimated to be $400,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 17% and the remaining $100,000, representing the embedded equity elements, has been charged to additional paid in capital. The Company will record a further interest expense over the term of the Debenture of $100,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the Debenture will be increased to the face value of $500,000 at maturity. To June 30, 2005, accrued interest of $29,055 has been included in accounts payable and accrued liabilities and interest expense of $25,000 has been accrued increasing the carrying value of the Debenture to $441,667. Subsequently, the convertible debenture and accrued interest were converted into 2,131,944 shares of common stock and 1,065,972 share purchase warrants. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.50 per share on or before July 18, 2007. Refer to Note 8(e).

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

Stock Option Plan

Effective May 1, 2005, the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 3,000,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

For the Six Months Ended June 30, 2005

(Expressed in United States dollars)

(Unaudited)

value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. During the year ended December 31, 2004 the Company granted stock options to acquire up to 930,000 shares of common stock exercisable at $0.50 per share on or before June 11, 2009, and 400,000 shares of common stock exercisable at $1.00 per share on or before September 1, 2009. During the six-month period ended June 30, 2005, the Company granted stock options to acquire up to 500,000 shares of common stock exercisable at $2.50 per share on or before May 1, 2010.

7.	Capital Stock (continued)

A summary of the Company’s stock option activity is as follows:

	Six months ended June 30, 2005		Year ended December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	1,330,000	$ 0.65	—	$ —

Granted	500,000	2.50	1,330,000	0.65

Cancelled / Forfeited	—	—	—	—

Exercised	(55,000)	0.50	—	—

Balance, end of period	1,775,000	$ 1.18	1,330,000	$ 0.65

As at June 30, 2005, the following options are outstanding:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	of	Contractual	Exercise
Price	Shares	Life (years)	Price

$0.00 – $0.50	875,000	3.95	$ 0.50
$0.50 – $1.00	400,000	4.18	$ 1.00
$2.00 – $2.50	500,000	4.84	$ 2.50

	1,775,000	4.25	$ 1.18

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

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

For the Six Months Ended June 30, 2005

(Expressed in United States dollars)

(Unaudited)

the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

7.	Capital Stock (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Net loss, as reported	$(332,322)	$(40,240)	$(531,511)	$(53,376)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	120,863	19,785	120,863	19,785

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,208,630)	(102,225)	(1,208,630)	(102,225)

Pro forma net loss	$(1,420,089)	$(122,680)	$(1,619,278)	$(135,816)

Loss per share:

Basic and Diluted - as reported	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)
Basic and Diluted - pro forma	$ (0.05)	$ (0.01)	$ (0.06)	$ (0.01)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

Expected dividend yield	0%	0%	0%	0%
Expected volatility	200%	356%	200%	356%
Expected life	2.5 years	5.0 years	2.5 years	5.0 years
Risk-free rate	3.65%	3.74%	3.65%	3.74%
Weighted average fair value	$ 2.42	$ 0.11	$ 2.42	$ 0.11

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price $

Balance, January 1, 2004	—	—
Issued	—	—
Exercised	—	—
Expired	—	—

Balance, December 31, 2004	—	—
Issued	2,020,034	2.00
Exercised	—	—

Balance, June 30, 2005	2,020,034	2.00

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to Interim Consolidated Financial Statements

For the Six Months Ended June 30, 2005

(Expressed in United States dollars)

(Unaudited)

At June 30, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

2,020,034	$2.00	April 29, 2006

8.	Subsequent Events
	(a)	On July 6, 2005, the Company issued 150,000 shares of common stock upon the exercise of 150,000 stock options at $1.00 per share for proceeds of $150,000.
	(b)	On July 6, 2005, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $0.50 per share for proceeds of $50,000.
	(c)	On July 7, 2005, the Company issued 75,000 shares of common stock upon the exercise of 75,000 stock options at $0.50 per share for proceeds of $37,500.
	(d)	On July 11, 2005, the Company issued 390,000 shares of common stock upon the exercise of 390,000 share purchase warrants at $2.00 per share for proceeds of $780,000.
(e)

On July 15, 2005, the Company issued 2,131,944 shares of common stock and 1,065,972 share purchase warrants upon the conversion of the convertible debenture of $500,000 and accrued interest of $32,986 at $0.25 per share. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.50 per share on or before July 18, 2007.

	(f)	On July 19, 2005, the Company issued 20,000 shares of common stock upon the exercise of 20,000 share purchase warrants at $2.00 per share for proceeds of $40,000.
	(g)	On July 20, 2005, the Company issued 165,000 shares of common stock upon the exercise of 165,000 share purchase warrants at $2.00 per share for proceeds of $330,000.

The accompanying notes are an integral part of these consolidated statements

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

Our Current Business

Eden Energy Corp. is in the oil and gas exploration business and is involved with projects in Eastern Nevada USA.

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

On July 14, 2005 Fort Scott elected to convert their debenture consisting of principle and interest into 2,131,944 common shares at $0.25 and 1,065,972 share warrants exercisable at $0.50.

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

To date we have acquired leases totalling approximately 211,000 acres on this project, which we have subsequently named The Noah Project.

On June 13, 2005 we entered into a separate Participation Agreement with Cedar Strat Corporation. The Participation Agreement entitles Eden Energy Corp. or its newly formed Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI). Pursuant to the terms of the Participation Agreement, these rights include any renewals or extensions thereof, by virtue of which the holder is entitled to enter, access, drill for and remove petroleum and natural gas on the lands pertaining to the leases. The lands comprising the area of mutual interest are located in eastern Nevada.

The terms and conditions of the Participation Agreement for this project duplicate the earlier Cedar Strat Corporation Participation Agreement recited elsewhere in this report and in our 2004 year end report, except for:

1.

A prospect fee of $750,000 was paid directly to Cedar Strat Corporation for identifying the AMI and to supply related geophysical data. The over riding royalty interest to Cedar Strat is 5% with a 10% working interest back in after payout. No monthly payments as obligated under the first Participation Agreement with Cedar Strat are due and payable. No assignment or acquisition fees to any parties are due and payable.

2.	Our well commitment is to drill the first well within 2 years and 1 well each subsequent year thereafter.

As a result of this agreement and related activities, we have acquired leases totalling approximately 82,000 acres on this Southern Frontier project.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases in Nevada, though presently we are in the process of establishing a going forward exploration and development plan.

Employees

Currently our only employees are our directors, officers and an administrative assistant. Due to the increasing demands of our Nevada projects and as we shift from acquisition orientation to operational mode, we do anticipate the need for additional qualified personnel over the next 12 months. We do and will continue to outsource contract employment as required.

On June 29, 2005 one of our directors resigned.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore our leases in eastern Nevada, including additional gravity surveys, well studies, surface mapping and seismic study in preparation for drilling. Currently we hold approximately 211,000 acres pursuant to lease agreements on the Noah Project and approximately 82,000 acres on our Southern Frontier project. The expiration dates for the leases are in 2014 and 2015 respectively. The leases may be extended upon production from the leases.

Under the terms of the Noah Participation Agreement, which is included in the Assignment Agreement with Fort Scott, referenced as 10.2 attached, the funding obligations of our company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management of our company has agreed to accelerate payments accordingly. At reporting time, approximately $145,600 remains outstanding under this obligation subject to completion of data acquisition on the part of Cedar Strat.

With the addition of our Southern Frontier project, the ongoing leasehold and applicable exploration expenses including Noah’s seismic program, which are expected to take our prospects to the drillable stage, are currently estimated at $4,850,000 (see below). While our early drilling estimate was $4,000,000 for the first well on the Noah Project, we now anticipate this to be higher due to cost increases in all areas of field and related service work in Nevada. Additionally, we are budgeting for a second well on our leases of the Noah project, as well as including a well drilling program on our leases of our Southern Frontier project. Combined, we have budgeted $15,000,000 for drilling programs on our two projects, which we expect to commence with in the next 12 months.

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

Our net cash provided by financing activities during the year ended December 31, 2004 was $3,105,000 and for the six month period from Jan 1, 2005 to June 30 2005 was $5,679,680. Our total net cash provided by financing since Jan 1, 2004, the date of inception of the exploration stage was $8,784,680.

In order to proceed with our plans we have raised funds by way of a private placement of equity securities in our company. Our offering consisted of 6,190,000 shares at a price of $0.50 per share for gross proceeds of $3,095,000. We closed the private placement on November 12, 2004. The net proceeds received have been used as working capital to allow us to finance our commitments under the assignment agreement previously discussed. On

November 24, 2004, we issued a further 20,000 shares at a price of $0.50 per share for gross proceeds of $10,000. On April 4, 2005, we issued 3,840,067 shares and 1,920,035 share purchase warrants at a price of $1.50 per share for gross proceeds of $5,760,100. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 4, 2006. On April 27, 2005, we issued 200,000 shares and 100,000 share purchase warrants at a price of $1.50 per share for gross proceeds of $300,000. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 27, 2006.

Over the next twelve months we intend to use all available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months

General, Administrative and Corporate Expenses	1,500,000
Delay Land Rentals – Noah Project	181,000
Gravity Surveys & Field Mapping – Noah Project	145,600
Exploration Expenses – Southern Frontier	2,000,000
Seismic Program – Noah Project	2,500,000
Drilling Program	15,000,000
Working Capital	4,000,000
Total	25,326,600

                As at June 30, 2005, we had $69,030 in current liabilities. Our financial statements report a net loss of $332,322 for the three month period ended June 30, 2005 compared to a net loss of $40,240 for the three month period ended June 30, 2004. As a result, our accumulated losses to June 30, 2005 increased to $853,635. Our losses increased to $366,993 for the three month period ended June 30, 2005, as compared to $40,240 for the three month period ended June 30, 2004 primarily as a result of general, administrative and corporate expenses increasing to meet our obligations . We realized an overall increase in all expense categories during the three month period ended June 30, 2005 as we were actively involved in the oil and gas business, as compared to the three month period ended June 30, 2004 when we were seeking, acquiring and formulating our new business opportunities.

Our total liabilities as of June 30, 2005 were $510,697, as compared to total liabilities of $449,865 as of December 31, 2004. The increase was due to the increase in accounts payable (from $33,198 as at December 31, 2004 to $69,030 as at June 30, 2005). The increase was also due to an outstanding convertible debenture that we granted to Fort Scott as previously mentioned. On April 4, 2005, we issued 3,840,067 shares and 1,920,035 share purchase warrants at a price of $1.50 per share for gross proceeds of $5,760,100.50. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 4, 2006. On April 27, 2005, we issued 200,000 shares and 100,000 share purchase warrants at a price of $1.50 per share for gross proceeds of $300,000. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 27, 2006.

During the six month period ended June 30, 2005 we spent $309,393 on exploration of our oil and gas properties.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2006 other than office computers and communication equipment as required.

Employees

Currently our only employees are our directors, officers and administrative assistant. Due to the increasing demands of our Nevada projects and as we shift from acquisition orientation to operational mode, we do anticipate the need for additional qualified personnel over the next 12 months. We do and will continue to outsource contract employment as required.

On June 29, 2005 one of our directors resigned.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of

June 30, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of June 30, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At June 30, 2005, management believes none of our unproved oil and gas properties were considered impaired.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $853,635 since inception of the exploration stage through June 30, 2005.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately

$332,322 for the three months ending June 30, 2005, and cumulative losses of $853,635 since inception of the exploration stage to June 30, 2005. As of June 30, 2005 we had working capital of $6,281,894 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Through June 30, 2005, we have incurred aggregate losses of approximately $853,635 since inception of the exploration stage. Our loss from operations for the three month period ended June 30, 2005 was $332,322. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labour disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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
Dolwar Invest & Trade Corp.
Keats Investments Ltd.
John Tognetti
C-Quest Holdings Ltd.
Walter H. Berukoff
Chartwell Investment Services S.A.
Shalimar Business Services S.A.
Tradewinds Investments Overseas Inc.

10.8	Form of Subscription Agreement with RAB Special Situations LP and Paul Masters (incorporated by reference from our Registration Statement on Form SB-2 filed on May 2, 2005).
10.9	Management Consulting Agreement dated May 1, 2005 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005)
10.10	Amended Management Consulting Agreement dated May 1, 2005 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005)
10.11	Amended Management Consulting Agreement dated May 1, 2005 with Neil Maedel(incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005)
10.12*	Form of Stock Option Agreement entered into with the following individuals:
Donald Sharpe John Martin Neil Maedel Drew Bonnell
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By: /s/ Donald Sharpe

Donald Sharpe, President

(Principal Executive Officer)

August 12, 2005

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

August 12, 2005