Form 10KSB/A
period 2004-12-31
EDEN ENERGY CORP
filed 2005-10-07
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

22,320,913 common shares @ $5.14(1) = $114,729,492.82

(1) Average of bid and ask closing prices on October 4, 2005.

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

32,740,414 common shares issued and outstanding as of September 23, 2005.

No preferred shares issued and outstanding as of September 23, 2005.

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

No.

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [	]	No ☒

PART I

Item 1.	Description of Business.

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

On July 14, 2005, Fort Scott elected to convert their debenture consisting of principle and interest into 2,131,944 common shares at $0.25 and 1,065,972 share warrants exercisable at $0.50. On September 27, 2005, Fort Scott exercised its 1,065,972 share purchase warrants for an aggregate exercise price of $532,986.

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

To date we have acquired leases totalling over approximately 211,000 acres, which we have subsequently named The Noah Project.

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

The terms and conditions of the Participation Agreement for this project duplicate the earlier Cedar Strat Corporation Participation Agreement recited elsewhere in this annual report, except for:

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

Employees

Currently our only employees are our directors, officers and an office administrative contractor. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $322,124 for the year ending December 31, 2004, and cumulative losses of $877,263 to December 31, 2004. As of December 31, 2004 we had working capital of $2,306,360 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Our corporate headquarters are located at 1925 – 200 Burrard Street, Vancouver, British Columbia V6C 3L6, Canada. We sublease space in a 3,000 square foot office at an annual cost of CDN$58,596 including utilities and office services. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Currently we hold approximately 293,000 acres in the State of Nevada pursuant to lease agreements. The expiration dates for the leases are in 2014 and 2015. The leases may be extended upon production from the leases.

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

Our common shares were quoted for trading on the OTCBB on December 15, 2000 under the symbol "ECTC". On June 18, 2004 our symbol changed to “ECOM” and on August 20, 2004 our symbol changed to “EDNE”. The following quotations obtained from Yahoo.com reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
September 30, 2005	$9.96	$2.91
June 30, 2005	$3.05	$2.05
March 31, 2005	$2.80	$1.70
December 31, 2004	$1.90	$1.25
September 30, 2004	$1.45	$0.40
June 30, 2004(2)	$0.45	$0.09
March 31, 2004	$0.14	$0.02
December 31, 2003	$0.04	$0.01
September 30, 2003	$0.01	$0.01
June 30, 2003	$0.01	$0.01

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We effected a 2 for 1 stock split on June 16, 2004.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On September 23, 2005, the shareholders' list of our common shares showed 149 registered shareholders and 32,740,414 shares outstanding.

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

On July 18, 2005, we issued 2,131,944 shares pursuant to the conversion of a convertible debenture with Fort Scott Energy Corp. We relied on the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On September 27, 2005, we issued 1,065,972 shares pursuant to the exercise of warrants with Fort Scott Energy Corp. for gross proceeds of $532,986. We relied on the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On August 25, 2005 we entered into subscription agreements with 13 investors, whereby we issued a total of $9,075,000 of 6% convertible promissory notes and 907,500 Series A Share purchase warrants to 13 investors. The notes, due August 25, 2008, may be converted into shares of common stock on the basis of one share of common stock for every $5.00 in value of notes. The warrants are exercisable into shares of common stock at an exercise price of $6.00 per share until August 25, 2008. Each investor is entitled to 50% of the number of shares of common stock underlying the notes. The investors also received an option to make an additional investment of up to 30% of their original investment for 180 days after August 25, 2005 on the same terms.

In addition, we issued 72,600 broker’s warrants, issued on the same terms as the investors’ warrants, representing 4% of the aggregate number of shares of our common stock under the offering and a cash placement fee of 6% of the gross proceeds of the offering for brokerage services in the transaction. We have reserved a total of 87,120 broker’s warrants, which number represents 120% of the number of shares of common stock otherwise issuable under the broker’s warrants. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) and Section 4(6) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

Pursuant to the note and warrant purchase agreements entered into by our company and each investor, we have reserved 120% of the number of shares of common stock otherwise issuable under the notes, option notes and warrants to provide for adjustments as may be required under those instruments.

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

Under the terms of the Noah Participation Agreement, which is included in the Assignment Agreement with Fort Scott, the funding obligations of our company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management of our company has agreed to accelerate payments accordingly. At reporting time, approximately $145,600 remains outstanding under this obligation subject to completion of data acquisition on the part of Cedar Strat.

With the addition of our Southern Frontier project, the ongoing leasehold and applicable exploration expenses including Noah’s seismic program, which are expected to take our prospects to the drillable stage, are currently estimated at $4,850,000 (see below). While our early drilling estimate was $4,000,000 for the first well on the Noah Project, we now anticipate this to be higher due to cost increases in all areas of field and related service work in Nevada. Additionally, we are budgeting for a second well on our leases of the Noah project, as well as including a well drilling program on our leases of our Southern Frontier project. Combined, we have budgeted $15,000,000 for drilling programs on our two projects, which we expect to commence within the next 12 months.

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

Our net cash provided by financing activities during the year ended December 31, 2004 was $3,105,000. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage was $8,784,680.

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

On August 25, 2005, we raised a further $9,075,000 through the issuance of convertible promissory notes.

Subsequent to December 31, 2004 we received $4,498,054 on the exercise of 3,048,506 warrants and $527,500 on the exercise of 755,000 stock options.

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

As at December 31, 2004, we had $33,198 in current liabilities. Our financial statements report a net loss of $322,124 for the twelve month period ended December 31, 2004 compared to a net income of $122,526 for the twelve month period ended December 31, 2003. Net income reported for the twelve month period ended December 31, 2003 is primarily attributed to a one-time gain on disposal of a subsidiary and income from discontinued operations. Our accumulated loss increased to $877,263 for the period ending December 31, 2004, of which $322,124 relates to our current business of oil and gas exploration, and $555,124 relates to the early technology business prior to business change. Our losses increased in part as a result of stock-based compensation expense of $169,740 for the twelve-month period ended December 31, 2004, as compared to nil for twelve month period ended

December 31, 2004. We realized an overall increase in all expense categories during the twelve month period ended December 31, 2004 as we were actively involved in the oil and gas business, as compared to the twelve month period ended December 31, 2003 when the Company had ceased operations of the Internet services business and was seeking new business opportunities.

Our total liabilities as of December 31, 2004 were $449,865, as compared to total liabilities of $12,185 as of December 31, 2003. The increase was due to the increase in accounts payable (from $12,185 as at December 31, 2003 to $33,198 as at December 31, 2004). The increase was also due to an outstanding convertible debenture that we granted to Fort Scott as previously mentioned. On November 12, 2004 we issued 6,190,000 shares of common stock for gross proceeds of $3,095,000. On November 24, 2004 we issued an additional 20,000 shares of common stock for gross proceeds of $10,000.

During the twelve month period ended December 31, 2004 we spent $2,120,584 on exploration and acquisition of our oil and gas properties. Of this amount, $1,515,467 was attributable to acquisitions costs, and $605,117 was attributable to exploration costs.

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

Employees

Currently our only employees are our directors, officers and an Office Administrative contractor. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated January 31, 2005 of Dale Matheson Carr-Hilton Labonte

Independent Auditor's Report, dated March 11, 2004 of Amisano Hanson

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

CHARTERED ACCOUNTANTS

Vancouver, Canada

January 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Eden Energy Corp.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Eden Energy Corp. (formerly E-com Technologies Corporation) (An Exploration Stage Company) as of December 31, 2003 and the statements of operations, cash flows and stockholders’ equity (deficiency) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	December 31, 2004	December 31, 2003

Assets

Cash and cash equivalents	$2,332,744	$—
Prepaid expenses	6,814	—

Total Current Assets	2,339,558	—

Oil and gas properties, unproven (full cost method) (Note 4)	2,120,584	—

Total Assets	$4,460,142	$—

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities

Accounts payable and accrued liabilities	$33,198	$12,185

Total Current Liabilities	33,198	12,185

Convertible debenture, less unamortized discount of $85,333 (Note 6)	416,667	—

Total Liabilities	449,865	12,185

Stockholders’ Equity (Deficiency)

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 7)
100,000,000 shares authorized, $0.001 par value
23,855,868 shares issued and outstanding (December 31, 2003 - 17,145,868 shares)	23,856	17,146

Additional paid-in capital	4,863,684	525,808

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(322,124)	—

Total Stockholders’ Equity (Deficiency)	4,010,277	(12,185)

Total Liabilities and Stockholders’ Equity (Deficiency)	$4,460,142	$—

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

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 29, 1999 (Date of Inception) to December 31, 2004

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common Stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, January 29, 1999: issued for cash	3,750,000	$1,500	$1,500	$-	$-	$-	$3,000

April 4, 1999: Issued for cash	1,500,000	600	600	-	-	-	1,200

Foreign currency translation adjustments	-	-	-	-	-	(3)	(3)

Net income for the period	-	-	-	3,350	-	-	3,350

Balance, December 31, 1999	5,250,000	2,100	2,100	3,350	-	(3)	7,547

April 30, 2000: Issued for cash	597,825	598	118,967	-	-	-	119,565

April 30, 2000: Issued for services	64,625	65	12,860	-	-	-	12,925

April 30, 2000: Issued for cash	338,507	338	67,363	-	-	-	67,701

September 18, 2000: Issued for services	6,000	6	1,194	-	-	-	1,200

November 15, 2000: Issued for cash	22,622	22	6,765	-	-	-	6,787

December 28, 2000: Issued for services	53,000	53	4,947	-	-	-	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	-	3,150	(3,150)	-	-	-	-

Detachable warrants issued with convertible debt	-	-	8,287	-	-	-	8,287

Stock-based compensation	-	-	16,103	-	-	-	16,103

Conversion benefit of convertible debt	-	-	8,287	-	-	-	8,287

Foreign currency translation adjustments	-	-	-	-	-	(672)	(672)

Net loss for the year	-	-	-	(287,656)	-	-	(287,656)

Balance, December 31, 2000	6,332,579	6,332	243,723	(284,306)	-	(675)	(34,926)

May 25, 2001: Issued for services	37,500	38	7,462	-	-	-	7,500

June 25, 2001: Issued for services	5,000	5	995	-	-	-	1,000

Services rendered relating to prior year share issuance	-	-	14,000	-	-	-	14,000

Stock-based compensation	-	-	(13,103)	-	-	-	(13,103)

Foreign currency translation adjustments	-	-	-	-	-	4,904	4,904

Net loss for the year	-	-	-	(249,151)	-	-	(249,151)

Balance, December 31, 2001	6,375,079	6,375	253,077	(533,457)	-	4,229	(269,776)

Stock-based compensation	-	-	1,122	-	-	-	1,122

Net loss for the year	-	-	-	(144,208)	-	-	(144,208)

Foreign currency translation adjustments	-	-	-	-	-	(874)	(874)

Balance, December 31, 2002	6,375,079	$6,375	$254,199	$(677,665)	$-	$3,355	$(413,736)

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 29, 1999 (Date of Inception) to December 31, 2004

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, December 31, 2002	6,375,079	$6,375	$254,199	$(677,665)	$-	$3,355	$(413,736)

September 19, 2003: Conversion of convertible debt	4,291,288	4,292	83,703	-	-	-	87,995

September 19, 2003: Issued for settlement of debt	6,479,501	6,479	187,906	-	-	-	194,385

Net income for the year	-	-	-	122,526	-	-	122,526

Foreign currency translation adjustments	-	-	-	-	-	(3,355)	(3,355)

Balance, December 31, 2003	17,145,868	17,146	525,808	(555,139)	-	-	(12,185)

November 1, 2004: Issued for acquisition of Oil and Gas Property	500,000	500	449,500	-	-	-	450,000

November 12, 2004: Issued for cash	6,190,000	6,190	3,088,810	-	-	-	3,095,000

November 24, 2004: Issued for cash	20,000	20	9,980	-	-	-	10,000

Stock-based compensation	-	-	169,740	-	-	-	169,740

Convertible debenture:
Intrinsic value	-	-	500,000	-	-	-	500,000
Discount interest rate	-	-	100,000	-	-	-	100,000

Debt assumed by previous management	-	-	19,846	-	-	-	19,846

Net loss for the year	-	-	-	-	(322,124)	-	(322,124)

Balance, December 31, 2004	23,855,868	$23,856	$4,863,684	$(555,139)	$(322,124)	$-	$4,010,277

The accompanying notes are an integral part of these consolidated financial statements

1.	Nature and Continuance of Operations

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

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In connection with the audit of our financial statements, and in the subsequent interim period, there were no disagreements with Amisano Hanson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Amisano Hanson would have caused Amisano Hanson to make reference to the matter in their report. We requested Amisano Hanson to furnish us a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated October 20, 2004 was filed as Exhibit 16 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	48	May 14, 2004
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	48	May 14, 2004
John Martin	Director	48	August 31, 2004

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

From 1998 to 2000, Mr. Bonnell acted in a management consultant role for a private BC based company, Nical Holdings Ltd., a Whistler based outlet, while commencing a research phase on the viability of a premium lifestyle brand being based in Whistler, Canada, a winter resort destination. The intent of the proposition was to create an appealing product line that would capture the essence of Whistler, package it, and export it internationally. The underlying premise was that Whistler contained an untapped reserve of celebrity marketing value available to be capitalized on, while a worldwide audience waited and wanted to associate with Whistler.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2004. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

Employment Contracts

Donald Sharpe, the President and a director of our company, pursuant to a Management Agreement dated May 1, 2005, earns management fees through D. Sharpe Management Inc., a company wholly-owned and controlled by him. We pay D. Sharpe Management Inc. $10,000 per month for management services. During the six month period ended June 30, 2005 we paid D. Sharpe Management Inc. an aggregate amount of $45,000.

We pay Neil Maedel a management fee of $7,000 per month, pursuant to a Management Agreement dated May 1, 2005, in consideration for management services rendered by Neil Maedel as a director corporation communications. During the six month period ended June 30, 2005 we paid Neil Maedel an aggregate amount of $27,000.

We pay Drew Bonnell, our Chief Financial Officer and a director of our company a management fee of $6,000 per month, pursuant to a Management Consulting Agreement dated May 1, 2005, in consideration for management services rendered by Drew Bonnell. During the six month period ended June 30, 2005 we paid Drew Bonnell an aggregate amount of $31,000.

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

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 23, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	10,791,501(2)	32.96%
Drew Bonnell 2320 Queen Avenue West Vancouver, BC V7V 2Y6	350,000(3)	*
John Martin 2, rue Thalberg 1201 Geneva, Switzerland	128,000(4)	*
Directors and Executive Officers as a Group	11,319,501(5)	34.57%

* Less than 2%.

(1) Based on 32,740,414 shares of common stock issued and outstanding as of September 23, 2005. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 550,000 shares of common stock.

(3) Includes options to acquire an aggregate of 250,000 shares of common stock.

(4) Includes options to acquire an aggregate of 50,000 shares of common stock.

(5) Includes options to acquire an aggregate of 850,000 shares of common stock.

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

Over the year ended December 31, 2004, our company incurred management fee expenses in the amount of $32,000. A management fee expense of $20,000 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company. Pursuant to a management agreement with our company dated May 1, 2005, D. Sharpe Management Inc. receives $10,000 per month for the services that Donald Sharpe provides to our company. A management fee expense of $9,000 was charged by Neil Maedel in his role as director of corporate communications for the year ended December 31, 2004. Pursuant to a management agreement with our company dated May 1, 2005, Mr. Maedel receives $7,000 per month for the services he provides to our company. A management fee expense of $3,000 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2004. In addition, Drew Bonnell, our chief financial officer, secretary, treasurer and a director, receives $6,000 per month for the services he provides to our company pursuant to a management consulting agreement dated May 1, 2005.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated December 31, 2003 between E-Com Technologies Corporation and Ron Jorgensen (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
10.2	Assignment Agreement with Fort Scott Energy Corp. dated the 5th day of August, 2004 (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2004).
10.3	Convertible Debenture dated August 31, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.4	Share Transfer Agreement dated August 5, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.5	Management Agreement dated September 1, 2004 with D. Sharpe Management Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005).
10.6	Management Agreement dated September 1, 2004 with Neil Maedel (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005).
10.7	Form of Subscription Agreement (incorporated by reference from our Form SB-2 filed on May 2, 2005).
10.8	Form of Subscription Agreement with RAB Special Situations LP and Paul Masters (incorporated by reference from our Form SB-2 filed on May 2, 2005).
10.9	Management Consulting Agreement dated May 1, 2005 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).

10.10	Amended Management Consulting Agreement dated May 1, 2005 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.11	Amended Management Consulting Agreement dated May 1, 2005 with Neil Maedel (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.12

Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

Donald Sharpe
John Martin
Neil Maedel
Drew Bonnell

10.13

Form of Note and Warrant Purchase Agreement dated August 18, 2005 entered into with the following persons (incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005):

RAB Special Situations (Master) Fund Ltd.
Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital LP
Enable Growth Partners LP
Enable Opportunity Partners LP

10.14

Form of Registration Rights Agreement dated August 18, 2005 entered into with the following persons (incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005);

RAB Special Situations (Master) Fund Ltd.
Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital LP
Enable Growth Partners LP
Enable Opportunity Partners LP

10.15

Form of Convertible Promissory Note entered into with the following persons (incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005):

Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital LP
Enable Growth Partners LP
Enable Opportunity Partners LP

10.16

Form of Series A Share Purchase Warrant entered into with the following persons (incorporated by reference form our Current Report on Form 8-K filed on August 31, 2005):

Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital L.P.
Enable Growth Partners LP
Enable Opportunity Partners LP

10.17	Form of Convertible Promissory Note entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our SB-2 filed on September 28, 2005).
10.18	Form of Series A Share Purchase Warrant entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our SB-2 filed on September 28, 2005).
10.19

Form of Broker Warrant entered into with the following (incorporated by reference from our SB-2 filed on September 28, 2005):

H.C. Wainwright & Co., Inc.
John R. Clarke
Scott F. Koch
Energy Equities, Inc.
Ocean Equities Ltd.

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(23)	Consents
23.1*	Consent of Dale Matheson Carr-Hilton LaBonte.

23.2*	Consent of Amisano Hanson.

* Filed herewith.

Item 14.	Principal Accountants Fees and Services

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

Date: October 7, 2005

By: /s/ Drew Bonnell

Drew Bonnell

Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: October 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: October 7, 2005

By: /s/ Drew Bonnell

Drew Bonnell,

Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Date: October 7, 2005

By: /s/ John Martin

John Martin

Director

Date: October 7, 2005