Form 10KSB/A
period 2004-12-31
EDEN ENERGY CORP
filed 2005-10-20
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 2)

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

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

D/ljm/773771.2

EDEN ENERGY CORP.

(Formerly E-COM TECHNOLOGIES CORPORATION)

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in United States dollars)

December 31, 2004

D/ljm/773771.2

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

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Eden Energy Corp. (formerly E-com Technologies Corporation), as of December 31, 2003 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(Formerly E-Com Technologies Corporation)

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 29, 1999 (Date of Inception) to December 31, 2004

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common Stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, January 29, 1999: issued for cash	3,750,000	$1,500	$1,500	$-	$-	$-	$3,000

April 4, 1999: Issued for cash	1,500,000	600	600	-	-	-	1,200

Foreign currency translation adjustments	-	-	-	-	-	(3)	(3)

Net income for the period	-	-	-	3,350	-	-	3,350

Balance, December 31, 1999	5,250,000	2,100	2,100	3,350	-	(3)	7,547

April 30, 2000: Issued for cash	597,825	598	118,967	-	-	-	119,565

April 30, 2000: Issued for services	64,625	65	12,860	-	-	-	12,925

April 30, 2000: Issued for cash	338,507	338	67,363	-	-	-	67,701

September 18, 2000: Issued for services	6,000	6	1,194	-	-	-	1,200

November 15, 2000: Issued for cash	22,622	22	6,765	-	-	-	6,787

December 28, 2000: Issued for services	53,000	53	4,947	-	-	-	5,000

Authorized par value change resulting in a decrease in additional paid-in-capital	-	3,150	(3,150)	-	-	-	-

Detachable warrants issued with convertible debt	-	-	8,287	-	-	-	8,287

Stock-based compensation	-	-	16,103	-	-	-	16,103

Conversion benefit of convertible debt	-	-	8,287	-	-	-	8,287

Foreign currency translation adjustments	-	-	-	-	-	(672)	(672)

Net loss for the year	-	-	-	(287,656)	-	-	(287,656)

Balance, December 31, 2000	6,332,579	6,332	243,723	(284,306)	-	(675)	(34,926)

May 25, 2001: Issued for services	37,500	38	7,462	-	-	-	7,500

June 25, 2001: Issued for services	5,000	5	995	-	-	-	1,000

Services rendered relating to prior year share issuance	-	-	14,000	-	-	-	14,000

Stock-based compensation	-	-	(13,103)	-	-	-	(13,103)

Foreign currency translation adjustments	-	-	-	-	-	4,904	4,904

Net loss for the year	-	-	-	(249,151)	-	-	(249,151)

Balance, December 31, 2001	6,375,079	6,375	253,077	(533,457)	-	4,229	(269,776)

Stock-based compensation	-	-	1,122	-	-	-	1,122

Net loss for the year	-	-	-	(144,208)	-	-	(144,208)

Foreign currency translation adjustments	-	-	-	-	-	(874)	(874)

Balance, December 31, 2002	6,375,079	$6,375	$254,199	$(677,665)	-	$3,355	$(413,736)

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

3.	Acquisition of Oil and Gas Assets

On August 5, 2004, the Company entered into an Assignment Agreement with Fort Scott Energy Corp. (“Fort Scott”) to acquire Fort Scott’s interest in a Participation Agreement with Cedar Strat Corporation. The Participation Agreement provided for the acquisition of leases, reservations, permits, licenses, or other documents of title held by Fort Scott via its wholly-owned subsidiary, Frontier Explorations Ltd. (“Frontier”), which had been or would be acquired in the area of mutual interest pursuant to the terms of the Participation Agreement. Fort Scott, through Frontier, owns certain oil and gas rights and leases located in Nevada, as more fully described in Note 4. The purchase price was $1,450,475, which included the obligation to issue 500,000 common shares at a fair value of $450,000 (issued on November 1, 2004), the issue of a convertible debenture in the principal amount of $500,000, a beneficial conversion feature on the convertible debenture with an intrinsic value of $500,000 and negative book value of Frontier of $475.

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

	2004 $	2003 $

Net Operating Loss Carryforwards	288,000	153,000

Statutory Tax Rate	34%	35.6%

Effective Tax Rate	–	–

Deferred Tax Asset	98,000	54,000

Valuation Allowance	(98,000)	(54,000)

Net Deferred Tax Asset	–	–

9.	Discontinued Operations
i)	Pursuant to a purchase and sale agreement dated December 31, 2003; the Company disposed of its wholly owned subsidiary, E-Com Consultants (Canada) Corp. to a former director of the Company for $1.

The gain on disposal of subsidiary of $228,595 is calculated as follows:

Proceeds		$1
Less: net identifiable assets
cash	341
accounts receivable	747
accounts payable	(74,211)
due to a related party	(579,347)	(652,470)
Less: inter-company advances written off		423,875
Gain on disposal of subsidiary		$(228,595)

The accompanying notes are an integral part of these consolidated financial statements

9.	Discontinued Operations (continued)
ii)	The statement of operations for the year ended December 31, 2003 includes the following amounts related to the discontinued operations of E-Com Consultants (Canada) Corp.:
	December 31, 2004	December 31, 2003

Revenues:
Website and programming services	$–	$685

Expenses:
Depreciation and amortization	–	2,331
Interest expense	–	4,131
Selling, general and administrative	–	29,529

Total expenses	–	35,991

Loss before other items:	–	(35,306)

Other items:
Gain on disposal of assets	–	156
Foreign exchange loss	–	(46,057)

Loss for the year	–	(81,207)

Other comprehensive loss:
Foreign currency translation adjustment	–	(3,355)

Comprehensive loss	$–	$(84,562)

iii)	Cash flows from discontinued operations are as follows:
	December 31, 2004	December 31, 2003
Cash provided by (used in):
Operating activities:
Loss for the year	$–	$(81,207)
Non-cash items:
Depreciation and amortization	–	2,331
Gain on disposal of fixed assets	–	(156)
Foreign exchange loss	–	46,057
Changes in non-cash operating working capital:	–
Accounts receivable	–	2,635
Prepaid expenses	–	2,764
Accounts payable and accrued liabilities	–	(5,326)
	–	(32,902)

Investing activities:
Cash of subsidiary disposed of	–	(341)
Proceeds on disposal of fixed assets	–	3,608
	–	3,267

Financing activities:
Repayment of obligations under capital lease	–	(1,664)
Due to related parties	–	19,080
Advances to parent	–	(25)
	–	17,391

Effect of foreign currency translation on cash	–	(226)
Decrease in cash	–	(12,470)
Cash, beginning of year	–	12,470

Cash, end of year	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

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

Date: October 20, 2005

By: /s/ Drew Bonnell

Drew Bonnell

Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: October 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: October 20, 2005

By: /s/ Drew Bonnell

Drew Bonnell,

Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Date: October 20, 2005

By: /s/ John Martin

John Martin

Director

Date: October 20, 2005