Form 10QSB
period 2005-09-30
EDEN ENERGY CORP
filed 2005-11-15
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   33,986,386 common shares issued and outstanding and nil preferred shares issued and outstanding as of November 7, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

D/ljm/789845.1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2005 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in United States dollars)

September 30, 2005

D/ljm/789845.1

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)

Assets

Current Assets

Cash and cash equivalents	$19,448,524	$2,332,744
Prepaid expenses	2,200	6,814

Total Current Assets	19,450,724	2,339,558

Oil and gas properties, unproven (Note 3)	3,606,817	2,120,584
Property and equipment, net of depreciation	3,070	—
Deferred financing costs, net of amortization	557,083	—

Total Assets	$23,617,694	$4,460,142

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$124,848	$33,198

Total Current Liabilities	124,848	33,198

Convertible Notes, less unamortized discount of $1,982,838 (2004 - $83,333) (Note 6)	7,092,162	416,667

Total Liabilities	7,217,010	449,865

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value one issued	—	—

Common Stock: (Note 7)
100,000,000 shares authorized, $0.001 par value
33,806,385 (Dec 31, 2004 - 23,855,868) shares issued and outstanding	33,806	23,856

Additional paid-in capital	22,035,547	4,863,684

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(5,113,530)	(322,124)

Total Stockholders’ Equity	16,400,684	4,010,277

Total Liabilities and Stockholders’ Equity	$23,617,694	$4,460,142

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2005

Revenue

Interest income	$55,137	$—	$98,772	$—	$105,234

Expenses

Consulting	67,568	2,000	$194,332	2,000	$205,146
Depreciation	16,079	—	16,291		16,291
Filing fees and transfer agent	6,327	435	12,808	3,322	19,046
General and administrative	138,409	7,157	283,919	7,157	307,105
Interest expense (Note 6)	3,970,861	7,043	4,014,367	7,043	4,042,732
Management fees (Note 4 (a) and (b))	48,000	5,000	124,000	5,000	147,000
Stock-based compensation	—	149,955	120,863	169,740	290,603
Professional fees	67,788	10,382	123,598	41,086	190,841

	4,315,032	181,972	4,890,178	235,348	5,218,764

Net loss for the period	$(4,259,895)	$(181,972)	$(4,791,406)	$(235,348)	$(5,113,530)

Basic loss per share	$(0.14)	$(0.01)	$(0.18)	$(0.01)

Weighted Average Shares Outstanding	31,401,000	17,146,000	27,327,000	17,146,000

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004		January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2005

Cash provided by (used in):

Operating Activities:
Net loss for the period	$(4,791,406)	$(235,348)	$%	(5,113,530)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of convertible debt	3,938,226	4,167		3,954,893
Depreciation	16,291	—		16,291
Stock-based compensation	120,863	169,740		290,603

Changes in non-cash operating assets and liabilities:

Prepaid expenses	4,614	—		(2,200)
Accounts payable and accrued liabilities	124,636	24,978		165,195
Due to related parties	—	5,000		—

	(586,776)	(31,463)		(688,748)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—		(475)
Purchase of property and equipment	(3,444)	—		(3,444)
Oil and gas acquisition and exploration	(1,486,233)	(379,654)		(2,156,042)

	(1,489,677)	(379,654)		(2,159,961)

Financing Activities:
Proceeds from loans payable	—	1,660,000		—
Proceeds from convertible notes	8,502,000	—		8,502,000
Issuance of common stock	10,690,233	—		13,795,233

	19,192,233	1,660,000		22,297,233

Increase in cash	17,115,780	1,248,883		19,448,524

Cash and cash equivalents, beginning of period	2,332,744	—		—

Cash and cash equivalents, end of period	$19,448,524	$1,248,883		$19,448,524

Non-cash financing and investing activities:
Issue of common shares for oil and gas properties	$—	$—		$450,000
Issue of convertible debenture, net of discount	$—	$—		$400,000
Debt assumed by previous management	$—	$—		$19,846

Supplementary disclosure:
Interest expense paid	$—	$—		$—
Income taxes paid	$—	$—		$—

The accompanying notes are an integral part of these interim consolidated statements

1.	Basis of Presentation

The unaudited consolidated interim financial statements have been prepared by Eden Energy Corp. in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2004.

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

Pursuant to an initial Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA. Pursuant to subsequent Agreements dated June 13, 2005 and October 21, 2005, the Company acquired other oil and gas interests located in Nevada USA. The Company is primarily involved in oil and gas property acquisition and exploration activities. Under the terms of its Participation Agreement/s, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take its prospects to drillable stages, currently estimated at $4,782,000 over the next 12 months. In order for the Company to fund its drilling program, additional funding will be required. The Company anticipates this funding to be generated through future joint venture partnerships and/or financing activities, though there is no guarantee either of these will occur.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Since inception, the Company has accumulated losses of $5,668,669, and has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings until it achieves profitable operations from its oil and gas activities. Although the Company has raised substantial funds this year, the ability of the Company to continue its operations as a going concern is dependent ultimately on generating profitable operations and raising sufficient new capital to achieve the above objectives.

F-4

3. Oil and Gas Properties – Nevada, USA,

All of the Company’s oil and gas properties are located in the United States and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	September 30, 2005	December 31, 2004

Acquisition costs	$2,626,064	$1,515,467

Exploration costs	980,753	605,117

Total	$3,606,817	$2,120,584
(a)

The Company entered into an Assignment Agreement with Fort Scott Energy Corp. (“Fort Scott”) dated August 5, 2004 in which the Company acquired Fort Scott’s interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”).

The Participation Agreement provided for the acquisition of certain oil and gas leases and rights located in eastern Nevada, USA, held by Frontier Exploration Ltd. ("Frontier”), which at the time was a wholly-owned subsidiary of Fort Scott. Pursuant to the terms of the Assignment Agreement, the Company acquired Fort Scott’s interests in the oil and gas leases and rights by the acquisition of all the issued and outstanding shares in the capital of Frontier. Fort Scott retained a 2% over-riding royalty interest in the lands and all leases held by Frontier, or subsequently acquired by the Company.

To acquire its interest, the Company:

i)	issued 500,000 shares of common stock to Fort Scott;
ii)

issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, and entitles Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit will consist of one share of common stock of the Company and one-half of one warrant. Each whole warrant will be exercisable into one additional common share at $0.50 per share (Refer to Note 7(e) and (v); and

iii)

for each 10,000,000 barrels of proven reserves developed on the lands underlying the leases, the Company must issue to Fort Scott 1,000,000 shares of common stock, up to a maximum of 10,000,000 shares.

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

3. (a) iii)              Oil and Gas Properties – Nevada, USA (continued)

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

(b)

On June 14, 2005, the Company, through a newly formed Nevada subsidiary Southern Frontier Explorations Ltd., acquired 50,000 acres of ten-year federal BLM oil and gas leases located in the Great Basin of Nevada, at an average cost of $2.25 per acre. A prospect fee of $750,000 was paid to Cedar Strat in connection with the acquisition of the leases. The leases require yearly rental fees of $1.50 per acre for the first five years, and $2.00 per acre for the remaining five years. Subsequent to June 14, 2005, another 32,000 acres were acquired on the same rental fee basis as the original acreage. The Company is committed to fund ongoing leasehold and applicable exploration expenses on these leases, which are expected to take the prospect to a drillable stage, currently estimated at $2,000,000. In addition, the Company has budgeted $3,000,000 for a well drilling program on the leases, which is expected to commence within the next 12 months. The Company is committed to drill the first well within two years, and to drill one well each subsequent year thereafter. Refer to Note 8(d).

4.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company must pay $5,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $10,000 per month. During the nine month period ended September 30, 2005, the Company also paid a bonus of $5,000 for past services. During the nine month period ended September 30, 2005, management fees of $75,000 (2004 - $5,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005 with a director of the Company. Under the terms of the agreement, the Company must pay $6,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. During the nine month period ended September 30, 2005, the Company also paid a bonus of $15,000 for past services. During the nine month period ended September 30, 2005, management fees of $49,000 (2004 - $nil) were incurred.

5.	Commitments

The Company entered into a management consulting agreement dated September 1, 2004 with a consultant. Under the terms of the agreement, the Company must pay $2,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $7,000 per month. During the nine month period ended September 30, 2005, the Company also paid a bonus of $5,000 for past services. During the nine month period ended September 30, 2005, $49,000 (2004 - $2,000) was incurred.

The Company entered into a consulting agreement dated July 5, 2005 for the provision of office administration services. Under the terms of the agreement, the Company must pay $2,500 per month for an initial term of three months, and $3,000 per month thereafter. On the three month anniversary of the agreement, the Company agreed to pay a cash bonus of $3,000 and grant stock options to purchase up to 10, 000 shares of common stock.

6.	Convertible Notes
a)

On August 31, 2004, the Company issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, matures on August 31, 2006, and entitles Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit consists of one share of common stock and one-half of one warrant. Each whole warrant is exercisable into one additional common share at $0.50 per share on or before the later of August 31, 2006 or two years from the date of issuance of the warrants. In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company has capitalized the value of the embedded beneficial conversion feature of $500,000 as an additional acquisition cost of oil and gas properties as the Debenture was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the fair value of the Debenture at issuance was estimated to be $400,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 17% and the remaining $100,000, representing the embedded equity elements, has been charged to additional paid in capital. The Company will record a further interest expense over the term of the Debenture of $100,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the Debenture will be increased to the face value of $500,000 at maturity. On July 15, 2005, the convertible debenture and accrued interest of $32,986 were converted into 2,131,944 shares of common stock and 1,065,972 share purchase warrants. The unamortized balance of the embedded equity elements of $56,250 was charged to additional paid in capital. Each warrant entitled the holder to acquire one additional share of common stock at $0.50 per share on or before July 18, 2007. On September 27, 2005, the warrants were exercised in full. Refer to Notes 7(e) and (v).

b)

On August 25, 2005, the Company issued Convertible Promissory Notes (the “Notes”) to certain institutional investors with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The Notes bear interest at 6% per annum, mature on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. The Company paid cash placement fees of $544,500, offering costs of $28,500 and issued 72,600 Broker Warrants. Each Broker Warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 28, 2008. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended. The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Notes and exercise of the warrants.

6. Convertible Notes (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as non-cash interest expense and additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the Convertible Debentures will be accreted to the face value of $9,075,000 to maturity. To September 30, 2005, accrued interest of $53,704 has been included in accrued liabilities, and interest expense of $58,653 has been accreted increasing the carrying value of the Convertible Debentures to $7,092,162.

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
(e)

On July 15, 2005, the Company issued 2,131,944 shares of common stock and 1,065,972 share purchase warrants upon the conversion of the convertible debenture of $500,000 and accrued interest of $32,986 at $0.25 per share. The unamortized balance of the embedded equity elements of $56,250 was charged to additional paid in capital. Each warrant entitles the holder to acquire one additional share of common stock at a price of $0.50 per share on or before July 18, 2007.

(f)	On July 19, 2005, the Company issued 20,000 shares of common stock upon the exercise of 20,000 share purchase warrants at $2.00 per share for proceeds of $40,000.
(g)	On July 20, 2005, the Company issued 165,000 shares of common stock upon the exercise of 165,000 share purchase warrants at $2.00 per share for proceeds of $330,000.
(h)	On July 22, 2005, the Company issued 58,334 shares of common stock upon the exercise of 58,334 share purchase warrants at $2.00 per share for proceeds of $116,668.
(i)	On July 28, 2005, the Company issued 12,500 shares of common stock upon the exercise of 12,500 share purchase warrants at $2.00 per share for proceeds of $25,000.
(j)	On August 4, 2005, the Company issued 110,000 shares of common stock upon the exercise of 110,000 share purchase warrants at $2.00 per share for proceeds of $220,000.
(k)	On August 9, 2005, the Company issued 30,000 shares of common stock upon the exercise of 30,000 share purchase warrants at $2.00 per share for proceeds of $60,000.
(l)	On August 10, 2005, the Company issued 900,000 shares of common stock upon the exercise of 900,000 share purchase warrants at $2.00 per share for proceeds of $1,800,000.

7. Capital Stock (continued)

(m)	On August 11, 2005, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $2.50 per share for proceeds of $125,000.
(n)	On August 16, 2005, the Company issued 75,000 shares of common stock upon the exercise of 75,000 share purchase warrants at $2.00 per share for proceeds of $150,000.
(o)	On August 19, 2005, the Company issued 116,700 shares of common stock upon the exercise of 116,700 share purchase warrants at $2.00 per share for proceeds of $233,400.
(p)	On August 25, 2005, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for proceeds of $50,000.
(q)	On September 2, 2005, the Company issued 35,000 shares of common stock upon the exercise of 35,000 share purchase warrants at $2.00 per share for proceeds of $70,000.
(r)	On September 8, 2005, the Company issued 20,000 shares of common stock upon the exercise of 20,000 share purchase warrants at $2.00 per share for proceeds of $40,000.
(s)	On September 14, 2005, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $0.50 per share for proceeds of $50,000.
(t)	On September 15, 2005, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $0.50 per share for proceeds of $50,000.
(u)	On September 15, 2005, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $1.00 per share for proceeds of $100,000.
(v)	On September 27, 2005, the Company issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986.

Stock Option Plan

Effective May 1, 2005, the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 3,000,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. During the year ended December 31, 2004 the Company granted stock options to acquire up to 930,000 shares of common stock exercisable at $0.50 per share on or before June 11, 2009, and 400,000 shares of common stock exercisable at $1.00 per share on or before September 1, 2009. During the nine month period ended September 30, 2005, the Company granted stock options to acquire up to 500,000 shares of common stock exercisable at $2.50 per share on or before May 1, 2010.

A summary of the Company’s stock option activity is as follows:

	Nine months ended September 30, 2005		Year ended December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	1,330,000	$ 0.65	—	$ —

Granted	500,000	2.50	1,330,000	0.65

Cancelled / Forfeited	—	—	—	—

Exercised	(780,000)	0.82	—	—

Balance, end of period	1,050,000	$ 1.40	1,330,000	$ 0.65

7. Capital Stock (continued)

As at September 30, 2005, the following options are outstanding:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	of	Contractual	Exercise
Price	Shares	Life (years)	Price

$0.00 – $0.50	500,000	3.70	$ 0.50
$0.50 – $1.00	100,000	3.92	$ 1.00
$2.00 – $2.50	450,000	4.59	$ 2.50

	1,050,000	4.10	$ 1.40

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net loss, as reported	$(4,259,895)	$(181,972)	$(4,791,406)	$(235,348)

Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects		149,955	120,863	169,740

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(587,138)	(1,208,630)	(689,363)

Pro forma net loss	$(4,259,895)	$(619,155)	$(5,879,173)	$(754,971)

Loss per share:

Basic - as reported	$ (0.14)	$ (0.01)	$ (0.18)	$ (0.01)
Basic - pro forma	$ (0.14)	$ (0.04)	$ (0.22)	$ (0.04)

7. Capital Stock (continued)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Expected dividend yield	—	0%	0%	0%
Expected volatility	—	200%	200%	200%
Expected life	—	4.0 years	2.5 years	4.0 years
Risk-free rate	—	3.07%	3.65%	3.54%
Weighted average fair value	—	$ 1.25	$ 2.42	$ 0.38

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price

Balance, January 1, 2004	—	—
Issued	—	—
Exercised	—	—
Expired	—	—

Balance, December 31, 2004	—	—
Issued	4,066,106	$ 2.57
Exercised	(2,998,506)	$ 1.47

Balance, September 30, 2005	1,067,600	$ 5.67

At September 30, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

87,500	$ 2.00	April 29, 2006
980,100	$ 6.00	August 28, 2008

8.	Subsequent Events
	(a)	On October 12, 2005, the Company issued 150,000 shares of common stock upon the exercise of 150,000 stock options at $0.50 per share for proceeds of $75,000.
	(b)	On October 18, 2005, the Company issued 12,500 shares of common stock upon the exercise of 12,500 share purchase warrants at $2.00 per share for proceeds of $25,000.
	(c)	On October 25, 2005, the Company issued 17,500 shares of common stock upon the exercise of 17,500 share purchase warrants at $2.00 per share for proceeds of $35,000.
(d)

On November 1, 2005, the Company entered into a Participation Agreement with Merganser Limited (“Merganser”), in which the Company agreed to sell to Merganser a fifty percent (50%) interest in the oil and gas leases described in Note 3(b) in consideration for $2,667,000. Merganser must pay $667,000 by November 7, 2005 (received). Both parties are committed to the drilling of a minimum of two wells (the “Commitment Wells”). Merganser must pay 66.67% of the costs to drill and complete the Commitment Wells, until total consideration of $2,667,000 has been paid, and 50% thereafter. This agreement is for a term of ten years.

(e)

On October 21, 2005, the Company entered into a Letter Agreement with Cedar Strat for the exploration and development of a new prospect called Northern Frontier, located in Nevada. The Company will pay approximately $675,000 towards exploration programs on this prospect, and must commence drilling within 18 months of receipt of exploration data from Cedar Strat, and thereafter must drill at least one development well per year.

(f)

The Company entered into an agreement dated October 20, 2005 for the provision of investor relations services for a term of twelve months. The Company agreed to pay a non-refundable deposit of $100,000 towards direct mailing costs, and grant stock options to acquire 100,000 shares of common stock at $3.80 per share for a two year period.

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

On July 14, 2005 Fort Scott elected to convert their debenture consisting of principal and interest into 2,131,944 common shares at $0.25 and 1,065,972 share purchase warrants exercisable at $0.50.

On September 27, 2005, we issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986.

Fort Scott will retain its 2% over-riding royalty interest on the lands underlying the leases, such that upon the fulfillment of the obligations set out in the Participation Agreement, we will have earned an 80.5% net revenue interest in the lands underlying the leases, and Cedar Strat will be vested with a 5% over-riding royalty interest.

Cedar Strat will also retain a 5% back in working interest which may be adjusted upwards to as much as a 12.5% back in working interest should we elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement.

To date we have acquired leases totaling approximately 211,000 acres on this project, which we have subsequently named The Noah Project.

On June 13, 2005, pursuant to a written agreement entered into on November 1, 2005, we entered into a separate Participation Agreement with Cedar Strat Corporation. The Participation Agreement entitles Eden Energy Corp. or its newly formed Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI). Pursuant to the terms of the Participation Agreement, these rights include any renewals or extensions thereof, by virtue of which the holder is entitled to enter, access, drill for and remove petroleum and natural gas on the lands pertaining to the leases. The lands comprising the area of mutual interest are located in eastern Nevada.

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

As a result of this agreement and related activities, we have acquired leases totaling approximately 82,000 acres on this Southern Frontier project. Subsequently, our lease acreage on this project has increased to approximately 90,439 acres.

On November 1, 2005, subsequent to a non-refundable deposit in the amount of US$100,000 being paid by Merganser Limited of London, England, we entered into a Participation Agreement with Merganser for the development of our Southern Frontier project. The terms and conditions of this agreement establish a joint venture whereby Merganser may earn a fifty percent (50%) interest in our Southern Frontier project subject to fulfillment of obligations and their payment of US$2,667,000 towards exploration, development and drilling costs on the first US$4,000,000 spent on the project. Thereafter, all subsequent project costs will be borne 50% by each party.

As set out in the Participation Agreement, on Nov. 8, 2005, we received Merganser’s portion of the initial US$ 1,000,000 project acquisition cost, being US$ 667,000. (US$100,000 deposit plus US$567,000).

On October 21, 2005 we entered into a separate Letter Agreement with Cedar Strat Corporation for the exploration and development of a new prospect called Northern Frontier, subject to entering into a definitive form of agreement. This agreement entitles Eden Energy Corp. or its Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI) in northern Nevada.

Under the terms and conditions of this Letter Agreement, Cedar Strat will manage certain exploration programs within the AMI designed to bring the prospect to a drillable status. Cedar Strat will provide Eden Energy with copies of the exploration data. Eden will pay for these exploration programs, which are currently estimated to be approximately $675,000. To date, the Company has advanced $216,000 to Cedar Strat for exploration expenses.

We must commence drilling within the AMI within 18 months of receipt by us of all of the exploration data from Cedar Strat, and thereafter must drill at least one development well per year during the term of the agreement.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases in Nevada, and to undertaking exploration of these leases.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore our leases in eastern Nevada, including additional gravity surveys, well studies, surface mapping and seismic study in preparation for drilling. Currently we hold approximately 211,000 acres pursuant to lease agreements on the Noah Project, approximately 90,439 acres pursuant to lease agreements on our Southern Frontier project, and the right to acquire additional leases as they come available on our Northern Frontier project. The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases.

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

With the addition of our Southern Frontier project and our Northern Frontier project, the ongoing leasehold and applicable exploration expenses including Noah’s seismic program, which are expected to take our prospects to the drillable stage, are currently estimated at $4,782,000 (see below). While our early drilling estimate was $4,000,000 for the first well on the Noah Project, we now anticipate this to be higher due to cost increases in all areas of field and related service work in Nevada. Additionally, we are budgeting for a second well on our leases of the Noah project, as well as including a well drilling program on our leases of our Southern Frontier and/or Northern Frontier prospect. Combined, we have budgeted $15,000,000 for drilling programs on our projects, which we expect to commence with in the next 12 months.

With the funding support of our partner, Merganser Limited, on our Southern Frontier project, and additional costs required to explore and develop our Northern Frontier project, we anticipate a reallocation of exploration and development funding from our earlier estimates (see table below).

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

In order to proceed with our plans we have raised funds by way of a private placement of equity and debt securities in our company. Our initial offering consisted of 6,190,000 shares at a price of $0.50 per share for gross proceeds of $3,095,000. We closed the private placement on November 12, 2004 and issued certificates on November 17, 2004. The net proceeds received have been used as working capital to allow us to finance our commitments under the assignment agreement previously discussed. On November 24, 2004, we issued a further 20,000 shares at a price of $0.50 per share for gross proceeds of $10,000.

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

On August 25, 2005 we issued Convertible Promissory Notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The Notes bear interest at 6% per annum, matures on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment.

On September 27, 2005, we issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986. On November 8, 2005, we received a portion of an initial project acquisition cost in the amount of US$ 667,000.

Our net cash provided by financing activities during the year ended December 31, 2004 was $3,105,000 and for the nine month period from January 1, 2005 to September 30 2005 was $19,192,233. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage was $22,297,233.

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months

General, Administrative and Corporate Expenses	1,500,000
BLM Rentals – Noah, Southern, Northern projects	606,200
Gravity Surveys & Field Mapping – Noah project	145,600
Gravity Surveys & Field Mapping – Northern Frontier	216,000

Exploration Expenses – Southern Frontier project	1,500,000
Exploration Expenses – Northern Frontier project	500,000
Seismic Program – Noah project	2,420,000
Drilling Program	15,000,000
Working Capital	4,000,000
(less Merganser JV funding)	(1,000,000)
Total	24,887,800

                As at September 30, 2005, we had $124,848 in current liabilities. Our financial statements report a net loss of $4,259,895 for the three-month period ended September 30, 2005 compared to a net loss of $181,972 for the three-month period ended September 30, 2004. As a result, our accumulated losses to September 30, 2005 increased to $5,113,530. Our losses increased primarily as a result of a non-cash interest expense allocation relating to the intrinsic value of the beneficial conversion feature of our recent convertible note and warrant financing ($3,970,861). Additionally our general, administrative and corporate expenses increased to meet our obligations. We realized an overall increase in all expense categories during the three month period ended September 30, 2005 as we were actively involved in the oil and gas business, as compared to the three month period ended September 30, 2004 when we were seeking, acquiring and formulating our new business opportunities.

Our total liabilities as of September 30, 2005 were $7,217,010, as compared to total liabilities of $449,865 as of December 31, 2004. The increase was due to our outstanding Convertible Note obligation of $7,092,162 (less unamortized discount of $1,982,838) and an increase in accounts payable (from $33,198 as at December 31, 2004 to $124,848 as at September 30, 2005). As of September 30 2005, our total liability reflects the retirement of our previously outstanding convertible debenture we granted to Fort Scott as previously mentioned.

During the nine-month period ended September 30, 2005 we spent $375,636 on exploration of our oil and gas properties.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity and debt offerings noted above.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases. We are in the process of establishing and commencing with a going forward action plan, which includes a 2D seismic exploration plan for our leases.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2006 other than office computers and communication equipment as required.

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

As of September 30, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of September 30, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At September 30, 2005, management believes none of our unproved oil and gas properties were considered impaired.

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

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated losses of $5,113,530 (including Convertible Note Financing interest obligation) since inception of the exploration stage through September 30, 2005.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $4,259,895 for the three months ending September 30, 2005, and cumulative losses of $5,113,530 since inception of the exploration stage to September 30, 2005. As of September 30, 2005 we had working capital of $19,325,876 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Through September 30, 2005, we have incurred aggregate losses of approximately $5,113,530 since inception of the exploration stage. Our loss from operations for the three-month period ended September 30, 2005 was $4,259,895. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Trading of our stock may be restricted by the SEC's "Penny Stock" regulations, which may limit a stockholder's ability to buy and sell our stock.

The U.S. Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock. NASD sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas, which may be acquired or discovered, will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

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

The marketability of natural resources will be affected by numerous factors beyond our control, which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources, which may be acquired or discovered by us, will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation, which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations, which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages, which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations, which may prevent or delay the commencement or continuance of our operations.

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

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 14, 2005 Fort Scott elected to convert their debenture consisting of principal and interest into 2,131,944 common shares at $0.25 and 1,065,972 share warrants exercisable at $0.50. On September 27, 2005, we issued 1,065,972 shares of common stock upon the exercise of the 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986. We relied upon Rule 506 of Regulation D of the Securities Act of 1933.

On August 25, 2005 we issued Convertible Promissory Notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The Notes bear interest at 6% per annum, matures on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. We relied upon Rule 506 of Regulation D of the Securities Act of 1933 for the issuance of the Notes and share purchase warrants to the investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).
(10)	Material Contracts
10.1	Purchase and Sale Agreement dated December 31, 2003 between E-Com Technologies Corporation and Ron Jorgensen (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
10.2	Assignment Agreement with Fort Scott Energy Corp. dated the 5th day of August 2004 (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2004).
10.3	Convertible Debenture dated August 31, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.4	Share Transfer Agreement dated August 5, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.5	Management Agreement dated September 1, 2004 with D. Sharpe Management Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005).
10.6	Management Agreement dated September 1, 2004 with Neil Maedel (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005).

10.7	Form of Subscription Agreement (incorporated by reference from our Form SB-2 filed on May 2, 2005).
10.8	Form of Subscription Agreement with RAB Special Situations LP and Paul Masters (incorporated by reference from our Form SB-2 filed on May 2, 2005).
10.9	Management Consulting Agreement dated May 1, 2005 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.10	Amended Management Consulting Agreement dated May 1, 2005 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.11	Amended Management Consulting Agreement dated May 1, 2005 with Neil Maedel (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005)/
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
Enable Growth Partners LP
Enable Opportunity Partners LP

10.16

Form of Series A Share Purchase Warrant entered into with the following persons (incorporated by reference form our Current Report on Form 8-K filed on August 31, 2005):

Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital L.P.
Enable Growth Partners LP
Enable Opportunity Partners LP

10.17	Form of Convertible Promissory Note entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005)

10.18	Form of Series A Share Purchase Warrant entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005)
10.19

Form of Broker Warrant entered into with the following (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005):

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

November 14, 2005

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

November 14, 2005