Form 10KSB
period 2005-12-31
EDEN ENERGY CORP
filed 2006-03-30
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

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

Common Stock, par value $0.001
(Title of class)
Preferred Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [	];	No ☒.

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

D/ljm/839206.1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $229,048

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

30,360,197 common shares @ $3.01(1) = $91,384,192.97

(1) Average of bid and ask closing prices on March 7, 2006.

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

41,759,697 common shares issued and outstanding as of March 27, 2006.

No preferred shares issued and outstanding as of March 27, 2006.

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

Transitional Small Business Disclosure Format (Check one):	Yes [	];	No ☒.

D/ljm/839206.1

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Business Development During Last Three Years

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and as of March 13, 2006 in the Province of Alberta, Canada. We were previously involved in the business of providing internet and programming services through our former subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business in a prior year and disposed of our subsidiary company on December 31, 2003 for nominal consideration.

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

Our Current Business

Eden Energy Corp. is in the oil and gas exploration business and is involved with projects in Eastern Nevada USA and as of March 13, 2006 in the Province of Alberta, Canada.

D/ljm/839206.1

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

D/ljm/839206.1

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

2.	Subject to election to drill after the exploration period is complete and the data analyzed, our well commitment is to drill the first well within 2 years and 1 well each subsequent year thereafter.

As a result of this agreement and related activities, we have acquired leases totaling approximately 50,000 acres on this Southern Frontier project. Subsequently, our lease acreage on this project has increased to approximately 102,757 acres.

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

As set out in the Participation Agreement, on November 8, 2005, we received Merganser’s portion of the initial US$ 1,000,000 project acquisition cost, being US$ 667,000. (US$100,000 deposit plus US$567,000).

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

Under the terms and conditions of this Letter Agreement, Cedar Strat will manage certain exploration programs within the AMI designed to bring the prospect to a drillable status. Cedar Strat will provide Eden Energy with copies of the exploration data. Eden will pay for these exploration programs, which are currently estimated to be approximately $675,000. To date, we have advanced $216,000 to Cedar Strat for exploration expenses.

Subject to election to drill, we must commence drilling within the AMI within 24 months of receipt by us of all of the exploration data from Cedar Strat, and thereafter must drill at least one development well per year during the term of the agreement.

D/ljm/839206.1

Effective January 24, 2006, we entered into a formal Joint Participation Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation, dba Cedar Strat Corporation. Cedar Strat Corporation provided their acceptance to the formal Joint Participation Agreement on February 16, 2006.

On March 13, 2006 we entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. Under the terms of the arrangement Eden and its partners will participate, with a 100% working interest, in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor. By drilling the first well, the group will earn a 100% working interest in approximately 7,000 acres and will have the option to drill a second well in 2007 to earn its interest in the remaining lands. Suncor will retain a 12.5% gross overriding royalty on the lands. Eden is the majority partner with a 50% position in the partnership. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,900 feet in Northern Alberta. Eden will pay its 50% share of the AFE for drilling the exploratory well, estimated at CDN $3.1MM and to date has advanced CDN $1,550,000.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in the Nevada and Northern Alberta areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

Governmental Regulations

Our oil and gas operations are subject to various United States and Canadian federal, state/provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases in Nevada, and to undertaking exploration of these leases. More recently we have acquired an exploration project ready to drill in Alberta.

Employees

Currently our only employees are our directors, officers, office administrator and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

D/ljm/839206.1

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $5,562,407 for the year ending December 31, 2005, and cumulative losses of $5,884,531 to December 31, 2005. As of December 31, 2005 we had working capital of $17,861,293 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to December 31, 2005, we have incurred aggregate losses of approximately $6,439,670. Our loss from operations for the year ended December 31, 2005 was $5,562,407. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our

D/ljm/839206.1

operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

D/ljm/839206.1

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

D/ljm/839206.1

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

D/ljm/839206.1

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

D/ljm/839206.1

judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

Our corporate headquarters are located at 1925 – 200 Burrard Street, Vancouver, British Columbia V6C 3L6, Canada. We sublease space in a 3,000 square foot office at an annual cost of approximately CDN$ 54,000. Our current premises are adequate for our existing operations, however with the rapid advancement of operations we may require additional premises as we progress through fiscal 2006. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2005.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2005	$5.48	$1.77
September 30, 2005	$9.96	$2.91
June 30, 2005	$3.05	$2.05
March 31, 2005	$2.80	$1.70
December 31, 2004	$1.90	$1.25
September 30, 2004	$1.45	$0.40
June 30, 2004(2)	$0.45	$0.09
March 31, 2004	$0.14	$0.02
December 31, 2003	$0.04	$0.01

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2) We effected a 2 for 1 stock split on June 16, 2004.

D/ljm/839206.1

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 24, 2006, the shareholders' list of our common shares showed 193 registered shareholders and 41,759,697 shares outstanding.

Recent Sales of Unregistered Securities

On July 21, 2005, we issued 2,131,944 shares pursuant to the conversion of a convertible debenture with Fort Scott Energy Corp. We relied on the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On September 27, 2005, we issued 1,065,972 shares pursuant to the exercise of warrants with Fort Scott Energy Corp. for gross proceeds of $532,986. We relied on the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On February 16, 2006 we entered into subscription agreements with 74 investors, whereby we issued a total of 7,366,520 units, each unit consisting of one common share and two common share purchase warrants. Each warrant shall be transferable and shall entitle the holder thereof to purchase one share of our common stock until February 16, 2009 at a price per warrant share of $3.25 and $5.25 respectively.

In addition, we issued 147,864 broker’s warrants, issued on the same terms as the investors’ warrants representing 4% of the aggregate number of shares of our common stock under the offering and a cash placement fee of 6% of the gross proceeds of the offering for brokerage services in the transaction. We relied on the exemptions from registration provided by Regulation S and/or Section 4(2) and Section 4(6) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

Equity Compensation Plan Information

As at December 31, 2005 we have one compensation plan in place, entitled Amended 2004 Stock Option Plan. This plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
3,000,000	$1.56	1,160,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2005.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

D/ljm/839206.1

We are a Nevada corporation incorporated on January 29, 1999. We were previously involved in the business of providing internet and programming services through our subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business and disposed of our subsidiary company on December 31, 2003 for nominal consideration. We are now an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada, and as of March 13, 2006 in the Province of Alberta, Canada.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore our leases in eastern Nevada, including additional gravity surveys, well studies, surface mapping and seismic studies in preparation for drilling. Currently we hold approximately 211,000 acres pursuant to lease agreements on the Noah Project, approximately 102,757 acres pursuant to lease agreements on our Southern Frontier project, and the right to acquire additional leases as they come available on our Northern Frontier project. The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases.

Under the terms of the Noah Participation Agreement, which is included in the Assignment Agreement with Fort Scott, referenced as 10.2 attached, the funding obligations of our company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management of our company has agreed to accelerate payments accordingly. At December 31, 2005, approximately $111,450 remained outstanding under this obligation subject to completion of data acquisition on the part of Cedar Strat. On March 3, 2006 this amount was paid in full.

With the addition of our Southern Frontier project and our Northern Frontier project, the ongoing leasehold and applicable exploration expenses including Noah’s seismic program, which are expected to take our prospects to the drillable stage, are currently estimated at $6,165,600 (see below). While our early drilling estimate was $4,000,000 for the first well on the Noah Project, we now anticipate this to be higher due to cost increases in all areas of field and related service work in Nevada. We are budgeting for additional wells which include a well drilling program on our leases of our Southern Frontier project and/or Northern Frontier prospect. Combined, we have budgeted $15,000,000 for drilling programs on our projects, which we expect to commence with in the next 12 months.

With the funding support of our partner, Merganser Limited, (now Eternal Energy Corp.) on our Southern Frontier project, and additional costs required exploring and developing our Northern Frontier project, we anticipate a reallocation of exploration and development funding from our earlier estimates (see table below)

Our net cash provided by financing activities during the year ended December 31, 2005 was $19,327,234. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage was $22,432,234.

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

D/ljm/839206.1

assignment agreement previously discussed. On November 24, 2004, we issued a further 20,000 shares at a price of $0.50 per share for gross proceeds of $10,000.

On April 5, 2005, we issued 3,840,067 shares and 1,920,035 share purchase warrants at a price of $1.50 per share for gross proceeds of $5,760,100. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 4, 2006. On April 27, 2005, we issued 200,000 shares and 100,000 share purchase warrants at a price of $1.50 per share for gross proceeds of $300,000. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $2.00 per share until April 27, 2006. During the fiscal year ended December 31, 2005, 1,962,535 shares were issued on the exercise of 1,962,535 warrants, and on February 6, 2006 we issued the final 57,500 shares on the exercise of the final 57,500 warrants.

On August 25, 2005 we issued Convertible Promissory Notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The Notes bear interest at 6% per annum, matures on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No further investments were made under this option. On November 28, 2005, we issued 90,000 shares of common stock upon the conversion of a portion of our Convertible Promissory Notes. On December 1, 2005 we issued 59,291 shares of common stock in lieu of a cash interest payment on the Convertible Promissory Note.

On September 27, 2005, we issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986. On November 8, 2005, we received a portion of an initial project acquisition cost in the amount of US$667,000.

On February 16, 2006, we issued 7,366,520 shares and 14,733,040 share purchase warrants at a price of $2.25 per share for gross proceeds of $16,574,670. Each warrant entitles the holder to purchase an additional share of common stock of our company at a price of $3.25 and $5.25, respectively, per share until February 16, 2009.

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases, as follows:

Estimated Funding Required During the Next Twelve Months

General, Administrative and Corporate Expenses	2,055,000
BLM Rentals – Noah, Southern, Northern projects	656,200
Gravity Surveys & Field Mapping – Noah project	165,600
Exploration Expenses – Southern Frontier project	1,500,000
Exploration Expenses – Northern Frontier project	500,000
Seismic Programs	4,000,000
Drilling Program (fiscal 2006, 2007)	15,000,000
Working Capital	4,000,000
(less Merganser JV funding)	(1,000,000)
Total	26,876,800

As at December 31, 2005, we had $414,507 in current liabilities. Our financial statements report a net loss of $5,562,407 for the twelve month period ended December 31, 2005 compared to a net loss of $322,124 for the twelve month period ended December 31, 2004. Our accumulated losses increased to $6,439,670 for the period ending December 31, 2005, of which $5,884,531 relates to our current business of oil and gas exploration, and $555,139 relates to the early technology business prior to business change. Our losses increased primarily as a result of a non-cash interest expense allocation relating to the intrinsic value of the beneficial conversion feature of our convertible

D/ljm/839206.1

note and warrant financing ($4,221,342). Additionally our general, administrative and corporate expenses increased to meet our obligations. We realized an overall increase in all expense categories during the twelve month period ended December 31, 2005 as we were highly active and involved in the oil and gas business, as compared to the twelve month period ended December 31, 2004 when we were seeking, acquiring and formulating our new business opportunities.

Our total liabilities as of December 31, 2005 were $7,316,522 as compared to total liabilities of $449,865 as of December 31, 2004. The increase was largely due to an outstanding convertible notes allocation of $6,902,015. The increase was also due to the increase in accounts payable from $33,198 as at December 31, 2004 to $414,507 as at December 31, 2005, of which approximately $321,950 relates to oil and gas exploration accruals.

During the twelve month period ended December 31, 2005 we spent $3,034,680 on exploration and acquisition of our oil and gas properties compared to $2,120,584 during the twelve month period ended December 31, 2004. Of this amount, $780,872 (2004 - $1,515,467) was attributable to acquisitions costs, and $2,253,808 (2004 - $605,117) was attributable to exploration costs

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the equity offerings noted above.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada and Alberta. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases and with early stage exploration. With this stage nearing completion we intend to use the results obtained from this dedicated research to establish a going forward exploratory drilling and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending December 31, 2006 other than office computers and communication equipment as required.

Employees

Currently our only employees are our directors, officers, an office administrator and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

On June 29, 2005 one of our directors resigned.

D/ljm/839206.1

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2005, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on our company’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required

D/ljm/839206.1

to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on our company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. We will consider SAB 107 during implementation of SFAS 123R.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2005, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2005, all of our oil and gas properties were unproved and were excluded from depletion. At December 31, 2005, management believes none of our unproved oil and gas properties were considered impaired.

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

D/ljm/839206.1

Item 7.      Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 15, 2006 of Dale Matheson Carr-Hilton Labonte

Audited Consolidated Balance Sheets as at December 31, 2005 and December 31, 2004

Audited Consolidated Statements of Operations for the year ended December 31, 2005 and for the year ended December 31, 2004

Audited Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the year ended December 31, 2004

Audited Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the period from January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2005

Notes to the Consolidated Financial Statements

D/ljm/839206.1

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in United States dollars)

December 31, 2005

D/ljm/839206.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

We have audited the accompanying consolidated balance sheet of Eden Energy Corp. (an exploration stage company) as of December 31, 2005 and 2004 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ Dale Matheson Carr-Hilton LaBonte

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 15, 2006

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	December 31, 2005	December 31, 2004
Assets

Current Assets

Cash and cash equivalents	$18,082,596	$2,332,744
Prepaid expenses	2,200	6,814
Current portion of deferred financing costs	191,004	-

Total Current Assets	18,275,800	2,339,558

Oil and gas properties, unproven (Note 3)	5,155,264	2,120,584
Property and equipment, net of depreciation	5,569	—
Deferred financing costs, net of amortization	318,328	—

Total Assets	$23,754,961	$4,460,142

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$414,507	$33,198

Total Current Liabilities	414,507	33,198

Convertible Notes, less unamortized discount of $1,722,985 (2004 - $83,333) (Note 6)	6,902,015	416,667

Total Liabilities	7,316,522	449,865

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 7)
100,000,000 shares authorized, $0.001 par value
34,135,676 (December 31, 2004 - 23,855,868) shares issued and outstanding	34,136	23,856

Additional paid-in capital	22,843,973	4,863,684

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(5,884,531)	(322,124)

Total Stockholders’ Equity	16,438,439	4,010,277

Total Liabilities and Stockholders’ Equity	$23,754,961	$4,460,142

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in United States dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2005

Expenses

Consulting	$457,976	$93,054	$551,030
Depreciation	64,307	—	64,307
Filing fees and transfer agent	14,443	6,238	20,681
General and administrative	386,409	23,186	409,595
Interest expense (Note 6)	4,468,945	28,365	4,497,310
Management fees (Note 5)	172,000	110,500	282,500
Professional fees	227,375	67,243	294,618

Loss before other income	(5,791,455)	(328,586)	(6,120,041)

Other income

Interest income	229,048	6,462	235,510

Net loss for the year	$(5,562,407)	$(322,124)	$(5,884,531)

Basic and diluted loss per share	$(0.19)	$(0.02)

Weighted Average Common Shares Outstanding	29,264,000	18,057,000

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2005

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(5,562,407)	$(322,124)	$(5,884,531)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of convertible debt	4,221,342	16,667	4,238,009
Interest expense paid by issue of common stock	181,214	—	181,214
Depreciation	64,307	—	64,307
Stock-based compensation	140,141	169,740	309,881

Changes in non-cash operating assets and liabilities:

Prepaid expenses	4,614	(6,814)	(2,200)
Accounts payable and accrued liabilities	414,295	40,559	454,854

	(536,494)	(101,972)	(638,466)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	(475)	(475)
Purchase of property and equipment	(6,208)	—	(6,208)
Oil and gas property acquisition and exploration	(3,034,680)	(669,809)	(3,704,489)

	(3,040,888)	(670,284)	(3,711,172)

Financing Activities:
Proceeds from convertible notes	8,502,000	—	8,502,000
Issuance of common stock	10,825,234	3,105,000	13,930,234

	19,327,234	3,105,000	22,432,234

Increase in cash	15,749,852	2,332,744	18,082,596

Cash, beginning of year	2,332,744	—	—

Cash, end of year	$18,082,596	$2,332,744	$18,082,596

Non-cash financing and investing activities:
Issue of common stock for interest expense	$181,214	$—	$181,214
Issue of common shares for oil and gas properties	$—	$450,000	$450,000
Issue of convertible debenture, net of discount	$—	$400,000	$400,000
Debt assumed by previous management	$—	$19,846	$19,846

Supplementary disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2005

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, December 31, 2003	17,145,868	$ 17,146	$ 525,808	$ (555,139)	$ —	$ —	$ (12,185)

November 1, 2004: Issued for acquisition of Oil and Gas Property	500,000	500	449,500	—	—	—	450,000

November 12, 2004: Issued for cash	6,190,000	6,190	3,088,810	—	—	—	3,095,000

November 24, 2004: Issued for cash	20,000	20	9,980	—	—	—	10,000

Stock-based compensation	—	—	169,740	—	—	—	169,740

Convertible debenture:
Intrinsic value	—	—	500,000	—	—	—	500,000
Discount interest rate	—	—	100,000	—	—	—	100,000

Debt assumed by previous management	—	—	19,846	—	—	—	19,846

Net loss for the year	—	—	—	—	(322,124)	—	(322,124)

Balance, December 31, 2004	23,855,868	23,856	4,863,684	(555,139)	(322,124)	—	4,010,277

April 5, 2005: Issued for cash	25,000	25	12,475	—	—	—	12,500

April 5, 2005: Issued for cash	3,840,067	3,840	5,348,340	—	—	—	5,352,180

April 29, 2005: Issued for cash	200,000	200	299,800	—	—	—	300,000

June 1, 2005: Issue for cash	30,000	30	14,970	—	—	—	15,000

July 6, 2005: Issue for cash	250,000	250	199,750	—	—	—	200,000

July 7, 2005: Issue for cash	75,000	75	37,425	—	—	—	37,500

July 11, 2005: Issued for cash	390,000	390	779,610	—	—	—	780,000

July 15 2005: Conversion of convertible debt (Note 6)	2,131,944	2,132	530,854	—	—	—	532,986

July 19, 2005: Issued for cash	20,000	20	39,980	—	—	—	40,000

July 20, 2005: Issued for cash	165,000	165	329,835	—	—	—	330,000

July 22, 2005: Issued for cash	58,334	58	116,610	—	—	—	116,668

July 28, 2005: Issued for cash	12,500	13	24,987	—	—	—	25,000

August 4, 2005: Issued for cash	110,000	110	219,890	—	—	—	220,000

August 9, 2005: Issued for cash	30,000	30	59,970	—	—	—	60,000

August 10, 2005: Issued for cash	900,000	900	1,799,100	—	—	—	1,800,000

Subtotal	32,093,713	$ 32,094	$ 14,677,280	$ (555,139)	$ (322,124)	$ —	$ 13,832,111

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2005

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	Capital	stage	stage	adjustment	(deficiency)

Carry forward	32,093,713	$ 32,094	$ 14,677,280	$ (555,139)	$ (322,124)	$ —	$ 13,832,111

August 11, 2005: Issued for cash	50,000	50	124,950	—	—	—	125,000

August 16, 2005: Issued for cash	75,000	75	149,925	—	—	—	150,000

August 19, 2005: Issued for cash	116,700	117	233,283	—	—	—	233,400

August 25, 2005: Issued for cash	50,000	50	49,950	—	—	—	50,000

September 2, 2005: Issued for cash	35,000	35	69,965	—	—	—	70,000

September 8, 2005: Issued for cash	20,000	20	39,980	—	—	—	40,000

September 14, 2005: Issued for cash	100,000	100	49,900	—	—	—	50,000

September 15, 2005: Issued for cash	200,000	200	149,800	—	—	—	150,000

September 27, 2005: Issued for cash	1,065,972	1,066	531,920	—	—	—	532,986

October 12, 2005: Issued for cash	150,000	150	74,850	—	—	—	75,000

October 18, 2005: Issued for cash	12,500	13	24,987	—	—	—	25,000

October 25, 2005: Issued for cash	17,500	17	34,983	—	—	—	35,000

November 28, 2005: Conversion of convertible debt (Note 6)	90,000	90	449,910	—	—	—	450,000

December 1, 2005: Issued for interest expense (Note 6)	59,291	59	148,169	—	—	—	148,228

Convertible debenture:
Intrinsic value	—	—	3,854,490	—	—	—	3,854,490
Discount interest rate	—	—	2,039,490	—	—	—	2,039,490

Stock-based compensation	—	—	140,141	—	—	—	140,141

Net loss for the year	—	—	—	—	(5,562,407)	—	(5,562,407)

Balance, December 31, 2005	34,135,676	$ 34,136	$ 22,843,973	$ (555,139)	$ (5,884,531)	$ —	$ 16,438,439

1.	Nature and Continuance of Operations

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

Pursuant to an Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA. The Company is primarily involved in oil and gas exploration activities. On June 13, 2005, the Company entered into a second agreement and acquired further oil and gas interests located in Nevada, USA. On October 21, 2005 the Company entered into a separate Letter Agreement (formalized February 16, 2006) to acquire additional oil and gas interests located in Nevada. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses including seismic programs required to take the prospects to drillable stages, currently estimated at $6,165,600 over the next 12 months. Additionally, the Company has budgeted $15,000,000 for drilling programs on its leases which are expected to commence in fiscal 2006 subsequent to the integration and review of all geophysical and seismic data.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $6,439,670. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. Subsequent to the year-end the Company completed a financing by way of a private placement of 7,366,520 units for gross proceeds of $16,574,670. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), and Southern Frontier Explorations Ltd. (“Southern”), companies incorporated and based in the State of Nevada. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

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

2. Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. At December 31, 2005 and 2004, cash and cash equivalents consisted of cash held at banks.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 52 “Foreign Currency Translation”. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2005, the Company has no properties with proven reserves. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2005, all of the Company's oil and gas properties were unproved and were excluded from depletion.

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. At December 31, 2005, management has determined that the there was no impairment to the carrying value of the Company’s unproved oil and gas properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Property and Equipment

Property and equipment is recorded at cost ($6,208) less accumulated depreciation ($639). Depreciation is recorded on the straight-line basis over five years.

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

2. Significant Accounting Policies (continued)

Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximate fair value due to the relatively short maturity of these instruments. The Company has recorded the carrying value of Convertible Notes at the estimated fair value as described in Note 6. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, the Company has not incurred a loss relating to this concentration of credit risk.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended December 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

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

2. Significant Accounting Policies (continued)

Stock – Based Compensation (continued)

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

The fair value of the options granted on May 1, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.65%, expected volatility of 200%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $2.42 per share. The fair value of the options granted on December 16, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 4.25%, expected volatility of 203%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $1.93 per share. During the year ended December 31, 2005, the Company recognized non-employee stock-based compensation in the amount of $140,141 included with consulting fees ($120,863) and professional fees ($19,278). Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $1,087,767 for the year ended December 31, 2005.

The fair value of the options granted on June 11, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.74%, expected volatility of 356%, an expected option life of four years and no expected dividends. The weighted average fair value of options granted was $0.11 per share. The fair value of the options granted on September 1, 2004 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.07%, expected volatility of 333%, an expected option life of four years and no expected dividends. The weighted average fair value of options granted was $1.25 per share. During the year ended December 31, 2004, the Company recognized non-employee stock-based compensation in the amount of $169,740 included with consulting fees ($82,240) and management fees ($87,500). Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $519,623 for the year ended December 31, 2004.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each year.

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net loss, as reported	$ (5,562,407)	$ (322,124)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	140,141	169,740

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,227,908)	(689,363)

Pro forma net loss	$ (6,650,174)	$ (841,747)

Loss per share:

Basic and Diluted - as reported	$ (0.19)	$ (0.02)
Basic and Diluted - pro forma	$ (0.23)	$ (0.05)

2.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

Comparative Figures

Certain of the comparative figures have been restated to conform to the current year’s presentation.

3.	Oil and Gas Properties – Nevada, USA,

All of the Company’s oil and gas properties are located in the United States and are unproven. The total costs incurred and excluded from amortization are as follows:

	December 31, 2005	December 31, 2004

Acquisition costs	$2,296,339	$1,515,467

Exploration costs	2,858,925	605,117

Total	$5,155,264	$2,120,584
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

To acquire its interest, the Company:

i)	issued 500,000 shares of common stock to Fort Scott,
ii)

issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, and entitles Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit consists of one share of common stock and one-half of one warrant. On July 15, 2005, the Company issued 2,131,944 shares of common stock and 1,065,972 share purchase warrants upon the conversion of the convertible debenture of $500,000 and accrued interest of $32,986 at $0.25 per unit. The unamortized balance of the embedded equity elements of $56,250 was charged to interest expense. Each warrant entitled the holder to acquire one additional share of common stock at a price of $0.50 per share on or before July 18, 2007. On September 27, 2005, the Company issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986.

iii)

for each 10,000,000 barrels of proven reserves developed on the lands underlying the leases, the Company must issue to Fort Scott 1,000,000 shares of common stock, up to a maximum of 10,000,000 shares.

Under the Participation Agreement, the Company has the right of election to proceed with the development of the oil and gas property subsequent to the two-year exploration period, which commenced April 26, 2004. In the event of a positive election to develop the area, the Company is obliged to drill two wells, the first not later than one year after the two year exploration phase of the agreement, unless extended by the parties acting reasonably, the second in the succeeding 12 months, to the shallower of the base of the sub thrust Devonian Simonson formation or a depth of 17,000 feet. The Company must maintain the rental payments on the leases during this 2-year development period.

3.	Oil and Gas Properties – Nevada, USA (continued)

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

Under the terms of the Participation Agreement, the funding obligations of the Company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management agreed to accelerate payments accordingly. The Company has advanced $874,400 to December 31, 2005. Additionally, $500,000 is budgeted for seismic data acquisition and processing.

Upon fulfillment of the obligations of the Participation Agreement, the Company will have earned a 100% working interest (an 80.5% net revenue interest) in the lands underlying the leases. Cedar Strat will be vested with a 5% over-riding royalty interest and Fort Scott will be vested with a 2% overriding royalty interest. Cedar Strat will also retain a 5% back-in working interest after the Company has been reimbursed for 100% of its exploration expenses. This back-in working interest may be adjusted upwards should the Company elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement and the drilling prospect is marketed to a third party. Under the terms of the agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses, which are expected to take the prospect to a drillable stage, currently estimated at $2,000,000. In addition, the Company has increased its budget, due to increases in all industry related expenses, to $6,000,000 for the drilling and completion of the first well on the leases, which is expected to be drilled after the integration of all geophysical and seismic data is complete and a high quality drilling target is identified. The Company expects this to occur in fiscal 2006.

Due to exploration programs still being active, the development program including related drilling commitments was extended to October 26, 2006.

(b)

On June 14, 2005, the Company, through a newly formed Nevada subsidiary Southern Frontier Explorations Ltd., acquired 50,000 acres of ten-year federal BLM oil and gas leases located in the Great Basin of Nevada, at an average cost of $2.25 per acre. A prospect fee of $750,000 was paid to Cedar Strat in connection with the acquisition of the leases. The leases require yearly rental fees of $1.50 per acre for the first five years, and $2.00 per acre for the remaining five years. Subsequent to June 14, 2005, another 52,757 acres were acquired on the same rental fee basis as the original acreage. The Company is committed to fund ongoing leasehold and applicable exploration expenses on these leases, which are expected to take the prospect to a drillable stage, currently estimated at $2,000,000. In addition, the Company has budgeted $3,000,000 for an initial well drilling program on the leases, which is expected to commence in fiscal 2006.

3. Oil and Gas Properties – Nevada, USA (continued)

On November 1, 2005, the Company entered into a Participation Agreement with Merganser Limited (“Merganser”), in which the Company agreed to sell to Merganser a fifty percent (50%) interest in the oil and gas leases in consideration for $2,667,000. Merganser must pay $667,000 by November 7, 2005 (received). Subject to drill election, both parties are committed to the drilling of a minimum of two wells (the “Commitment Wells”) after the exploration data has been collected, analyzed and reprocessed. Merganser must pay 66.67% of the costs to drill and complete the Commitment Wells, until total consideration of $2,667,000 has been paid, and 50% thereafter. This agreement is for a term of ten years.

4.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company must pay $5,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $10,000 per month. During the year ended December 31, 2005, the Company also paid a bonus of $5,000 for past services. During the year ended December 31, 2005, management fees of $100,000 (2004 - $20,000) were incurred. Refer to Note 9(b).

(b)

The Company entered into a management agreement dated May 1, 2005 with a director of the Company. Under the terms of the agreement, the Company must pay $6,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. During the year ended December 31, 2005, the Company also paid a bonus of $15,000 for past services. During the year ended December 31, 2005, management fees of $52,000 (2004 - $3,000) were incurred. Refer to Note 9(c).

5.	Commitments

The Company entered into a management consulting agreement dated September 1, 2004 with a consultant. Under the terms of the agreement, the Company must pay $2,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $7,000 per month. During the year ended December 31, 2005, the Company also paid a bonus of $5,000 for past services. During the year ended December 31, 2005, $65,000 (2004 - $9,000) was incurred.

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

Under the terms of its Participation Agreements with Cedar Strat, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take its prospects to drillable stages, currently estimated at $6,165,600, which includes $4,000,000 of budgeted exploration costs, $165,600 residual exploration costs on the Noah project, and an additional $2,000,000 budgeted for seismic program/s, over the course of fiscal 2006. The Company must also pay approximately $650,000 in lease renewal fees over the next twelve months.

6. Convertible Notes

a)

The Company issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000 on August 31, 2004. The Debenture bears interest at a rate of 7% per annum, matures on August 31, 2006, and entitles Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit consists of one share of common stock and one-half of one warrant. Each whole warrant is exercisable into one additional common share at $0.50 per share on or before the later of August 31, 2006 or two years from the date of issuance of the warrants. The Company has capitalized the value of the embedded beneficial conversion feature of $500,000 as an additional acquisition cost of oil and gas properties as the Debenture was issued with an intrinsic value conversion feature. In addition, the fair value of the Debenture at issuance was estimated to be $400,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 17% and the remaining $100,000, representing the embedded equity elements, has been credited to additional paid in capital. The Company will record a further interest expense over the term of the Debenture of $100,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the Debenture will be increased to the face value of $500,000 at maturity.

On July 15, 2005, the convertible debenture and accrued interest of $32,986 were converted into 2,131,944 shares of common stock and 1,065,972 share purchase warrants. The unamortized balance of the embedded equity elements of $56,250 was charged to interest expense. Each warrant entitled the holder to acquire one additional share of common stock at $0.50 per share on or before July 18, 2007. On September 27, 2005, the warrants were exercised in full.

b)

On August 25, 2005, the Company issued Convertible Promissory Notes (the “Notes”) to certain institutional investors with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The Notes bear interest at 6% per annum, matures on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes (the “Conversion Price”). Each warrant is exercisable into one share of common stock at an exercise price of $6 per share (the “Exercise Price”) until August 25, 2008. The investors also had the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No additional investments were made. The Company paid cash placement fees of $544,500, offering costs of $28,500 and issued 72,600 Broker Warrants. Each Broker Warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 28, 2008. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended. The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon conversion of the Notes and exercise of the warrants.

The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Accordingly, upon the completion of the financing on February 17 and 23, 2006 as disclosed in Note 9(h), the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the embedded equity elements of $92,704 was charged to interest expense. The carrying value of the Convertible Debentures will be accrued to the face value of $8,625,000 to maturity. To December 31, 2005, accrued interest of $43,952 has been included in accrued liabilities, and interest expense of $223,801 has been accreted increasing the carrying value of the Convertible Debentures to $6,902,015.

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

Stock Option Plan

Effective May 1, 2005, the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 3,000,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. During the year ended December 31, 2004 the Company granted stock options to acquire up to 930,000 shares of common stock exercisable at $0.50 per share on or before June 11, 2009, and 400,000 shares of common stock exercisable at $1.00 per share on or before September 1, 2009. During the year ended December 31, 2005, the Company granted stock options to acquire up to 500,000 shares of common stock exercisable at $2.50 per share on or before May 1, 2010, and 10,000 shares of common stock exercisable at $2.15 per share on or before December 16, 2010.

A summary of the Company’s stock option activity is as follows:

	Year ended December 31, 2005		Year ended December 31, 2004
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of year	1,330,000	$ 0.65	—	$ —

Granted	510,000	2.49	1,330,000	0.65

Cancelled / Forfeited	—	—	—	—

Exercised	(930,000)	0.77	—	—

Balance, end of year	910,000	$ 1.56	1,330,000	$ 0.65

As at December 31, 2005, the following options are outstanding:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	of	Contractual	Exercise
Price	Shares	Life (years)	Price

$0.00 – $0.50	350,000	3.45	$ 0.50
$0.50 – $1.00	100,000	3.67	$ 1.00
$2.00 – $2.50	460,000	4.35	$ 2.49

	910,000	3.93	$ 1.56

7.	Capital Stock (continued)

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price

Balance, December 31, 2003	—	—
Issued	—	—
Exercised	—	—
Expired	—	—

Balance, December 31, 2004	—	—
Issued	4,066,106	$ 2.57
Exercised	(3,028,506)	$ 1.47

Balance, December 31, 2005	1,037,600	$ 5.78

At December 31, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

57,500	$ 2.00	April 29, 2006
980,100	$ 6.00	August 28, 2008

8.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $1,456,000, which commence expiring in 2019. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $412,000 and $44,000, respectively. The components of the net deferred tax asset at December 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2005 $	2004 $

Net Operating Loss Carry forwards	1,456,000	288,000

Statutory Tax Rate	35%	34%

Effective Tax Rate	–	–

Deferred Tax Asset	510,000	98,000

Valuation Allowance	(510,000)	(98,000)

Net Deferred Tax Asset	–	–

9.	Subsequent Events

(a)

Subsequent to a Letter Agreement dated October 21, 2005, the Company entered into a joint participation agreement dated January 24, 2006, with Cedar Strat. Cedar Strat provided their acceptance to the joint participation agreement on February 16, 2006. Pursuant to the joint participation agreement the Company agreed to participate in Cedar Strat’s play included within the geographical boundaries of a confidential area, and pay Cedar Strat $750,000 as a prospect fee. The agreement allowed for the prospect fee of $750,000 paid by the Company to Cedar Strat for its earlier prospect to be applied to this prospect. The Company also agreed to accept responsibility for acquiring and funding BLM leases and private fee leases, if applicable, in order to facilitate the exploration efforts. The Company will assume the obligation to pay the annual rental on such leases.

(b)

The Company has entered into an amended management consulting agreement dated effective February 1, 2006 with a private company wholly-owned by the President of the Company, whereby the Company agreed to increase the management fee paid from $10,000 per month to $15,000 per month.

(c)

The Company has entered into an amended management consulting agreement dated effective February 1, 2006 with a director of the Company, whereby the Company agreed to increase the management fee paid from $6,000 per month to $10,000 per month.

(d)

The Company has entered into an amended consulting agreement dated effective February 1, 2006 with an individual for office services, whereby the Company agreed to increase the fee paid from $3,000 per month to $3,500 per month.

(e)

The Company has entered into a consulting agreement dated effective February 1, 2006 with an individual to provide certain investor relations services. Under the terms of the agreement, the Company must pay $2,250 per month on a bi-monthly basis until such time as the contract is terminated.

(f)	On February 6, 2006, the Company issued 57,500 shares of common stock upon the exercise of 57,500 warrants at $2.00 per share for cash proceeds of $115,000.
(g)	On February 10, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for cash proceeds of $50,000.
(h)

On February 17, 2006 and February 23, 2006, the Company closed a private placement of 7,366,520 units at $2.25 per unit resulting in gross proceeds of $16,574,670. Each unit consists of one common share and two share purchase warrants. Each warrant shall entitle the holder to purchase one additional common share at a price of $3.25 per share and $5.25 per share, respectively, until February 16, 2009. The $5.25 Warrant is only exercisable if the $3.25 Warrant has been exercised. After a registration statement qualifying the resale of the common shares has been filed with the SEC and declared effective, the Company has the right to advance the exercise date of the Warrants if the closing price of its shares averages at or above $4.00 or $6.25 for the corresponding Warrants for a period of twenty consecutive trading days.

The Company paid a cash placement fee of up to 6% of the gross proceeds of the offering for agent services in the transaction and issued 4% of the gross proceeds raised from the offering in the form of agent’s warrants which have the same terms and conditions as the investors’ warrants. The proceeds of the financing will be used to further the development of the Company's projects and for working capital.

9.	Subsequent Events (continued)

(i)	On February 28, 2006, the Company granted stock options to acquire up to 772,000 shares of common stock exercisable at $2.50 per share on or before February 28, 2011.
(j)	On March 6, 2006, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $0.50 per share for cash proceeds of $50,000.
(k)	On March 7, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock option at $1.00 per share for cash proceeds of $50,000.
(l)

On March 13, 2006 the Company entered into a farm-in arrangement with Suncor Energy Inc. (“Suncor”) of Calgary, Alberta. Under the terms of the arrangement the Company and its partners will participate, with a 100% working interest, in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor. By drilling the first well, the group will earn a 100% working interest in approximately 7,000 acres and will have the option to drill a second well in 2007 to earn its interest in the remaining lands. Suncor will retain a 12.5% gross overriding royalty on the lands. The Company is the majority partner with a 50% position in the partnership. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,900 feet. On March 17, 2006, the operations were halted after setting and cementing surface casing due to weather, safety and general access conditions.

(m)

On March 14, 2006, the Company acquired approximately 76,459 acres of oil and gas lease lands at auction in Eastern Nevada as part of its Southern Frontier project inventory in consideration for $852,055.

40

- - -

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and chief executive officer. Based upon that evaluation, our president and chief executive officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	48	May 14, 2004
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	49	May 14, 2004
John Martin	Director	49	August 31, 2004

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2005. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2005 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2005, there were no meetings held by this committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Donald Sharpe	2(1)	17(1)	Nil
Drew Bonnell	4(1)	9(1)	Nil
John Martin	3(1)	15(1)	Nil

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

No chief executive officer of our company received any cash or other compensation during the fiscal years ended December 31, 2005, 2004 and 2003. No other executive officer of our company received annual salary and bonus in excess of $100,000 for the year ended December 31, 2005, except as listed below.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Donald Sharpe President and Director(2)	2005 2004 2003	$100,000 $20,000 N/A	$5,000 Nil N/A	Nil Nil N/A	200,000(3) 500,000(4) N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(5)	2005 2004 2003	$52,000 $3,000 N/A	$15,000 Nil N/A	Nil Nil N/A	200,000(6) 200,000(7) N/A	Nil Nil N/A	Nil Nil N/A	Nil Nil N/A
Gerard Darmon President, CEO, and Director(8)	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Kyle Werier President, CEO, and Director(9)	2005 2004 2003	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Mr. Sharpe became our president and a director of our company on May 14, 2004.

(3) Mr. Sharpe was granted 200,000 stock options exercisable at a price of $2.50 per share until May 1, 2010.

(4) Mr. Sharpe was granted 500,000 stock options exercisable at a price of $0.50 per share until June 21, 2009.

(5) Mr. Bonnell became our chief financial officer, secretary, treasurer and a director of our company on May 14, 2004.

(6) Mr. Bonnell was granted 200,000 stock options exercisable at a price of $2.50 per share until May 1, 2010.

(7) Mr. Bonnell was granted 150,000 stock options exercisable at a price of $0.50 per share until June 21, 2009. Mr. Bonnell was also granted 50,000 stock options exercisable at a price of $1.00 per share until September 1, 2009.

(8) Mr. Darmon resigned as our president, chief executive officer and a director of our company on May 14, 2004.

(9) Mr. Werier resigned as our president, chief executive officer and a director of our company on December 22, 2003.

The following table sets forth for each of the named executive officers certain information concerning stock options granted to them during fiscal 2005. We have never issued stock appreciation rights.

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Donald Sharpe President	200,000(2)	39.22%	$2.50	May 1, 2010
Drew Bonnell Chief Financial Officer, Secretary and Treasurer	200,000(2)	39.22%	$2.50	May 1, 2010

(1) The denominator (of 510,000) was arrived at by calculating the net total number of new options awarded during the year.

(2) Granted pursuant to the Amended 2004 Stock Option Plan.

The following table sets forth for each named executive officer certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald Sharpe	Nil	Nil	550,000	0	$542,500	$0
Drew Bonnell	Nil	Nil	250,000	0	$52,500	$0

(1) The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($2.05 per share on NASD OTCBB) and the exercise price of the individual's options.

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

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2005.

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

Employment Contracts

Donald Sharpe, the President and a director of our company, pursuant to an Amended Management Agreement dated February 28, 2006, earns management fees through D. Sharpe Management Inc., a company wholly-owned and controlled by him. We pay D. Sharpe Management Inc. $15,000 per month for management services. During the twelve month period ended December 31, 2005 we paid D. Sharpe Management Inc. an aggregate amount of $105,000.

We pay Neil Maedel a management fee of $7,000 per month, pursuant to an Amended Management Agreement dated May 1, 2005, in consideration for management services rendered by Neil Maedel as a director of corporate communications. During the twelve month period ended December 31, 2005 we paid Neil Maedel an aggregate amount of $70,000.

We pay Drew Bonnell, our Chief Financial Officer and a director of our company a management fee of $10,000 per month, pursuant to a Management Consulting Agreement dated February 28, 2006, in consideration for management services rendered by Drew Bonnell. During the twelve month period ended December 31, 2005 we paid Drew Bonnell an aggregate amount of $67,000.

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

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	10,874,834(2)	25.71%
Drew Bonnell 2320 Queen Avenue West Vancouver, BC V7V 2Y6	333,333(3)	*
John Martin 2, rue Thalberg 1201 Geneva, Switzerland	191,333(4)	*
Directors and Executive Officers as a Group	11,399,500(5)	26.11%

* Less than 2%.

(1) Based on 41,759,697 shares of common stock issued and outstanding as of March 24, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 533,333 shares of common stock exercisable within 60 days.

(3) Includes options to acquire an aggregate of 283,333 shares of common stock exercisable within 60 days.

(4) Includes options to acquire an aggregate of 83,333 shares of common stock and warrants to acquire 20,000 shares of common stock exercisable within 60 days.

(5) Includes options to acquire an aggregate of 899,999 shares of common stock.

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

Over the year ended December 31, 2005, our company incurred management fee expenses in the amount of $172,000 and consulting fee expenses in the amount of $70,000 A management fee expense of $105,000 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company. Pursuant to an amended management agreement with our company dated February 28, 2006, D. Sharpe Management Inc. receives $15,000 per month for the services that Donald Sharpe provides to our company. A consulting fee expense of $70,000 was charged by Neil Maedel in his role as director of corporate communications for the year ended December 31, 2005. Pursuant to an amended management agreement with our company dated May 1, 2005, Mr. Maedel receives $7,000 per month for the services he provides to our company. A management fee expense of $67,000 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2005. In addition, Drew Bonnell, our chief financial officer, secretary, treasurer and a director, receives $10,000 per month for the services he provides to our company pursuant to a management consulting agreement dated February 28, 2006.

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
Enable Growth Partners LP
Enable Opportunity Partners LP

10.16

Form of Series A Share Purchase Warrant entered into with the following persons (incorporated by reference form our Current Report on Form 8-K filed on August 31, 2005):

Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital L.P.
Enable Growth Partners LP
Enable Opportunity Partners LP

10.17	Form of Convertible Promissory Note entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005).
10.18

Form of Series A Share Purchase Warrant entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005).

10.19

Form of Broker Warrant entered into with the following (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005):

H.C. Wainwright & Co., Inc.
John R. Clarke
Scott F. Koch
Energy Equities, Inc.
Ocean Equities Ltd.

10.20	Participation Agreement with Merganser Limited (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
10.21

Joint Participating Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation dba Cedar Strat Corporation (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).**

10.22	Form of Subscription Agreement entered into with the following individuals (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2006):

Keith Reid
John Pevedoros
Stephen Hanson
Paul King
Jason McCarroll
Arbutus Gardens Apartments Corp.
Epsilon Management Ltd.
Conrad Weiss
Yingchun Ye
Maria Pedrosa
Sara Relling
Bantry Bay Properties Inc.
Barb Turner
C-Quest Holdings Ltd.
Avtar Dhillon
Hao Tang
Neil Maedel
Donald Rippon
Peter Ross
John Martin
Gregg Layton
Dolwar Invest & Trade Corp.
Barry Maedel
John Tognetti
Clarion Finanz AG

Keats Investments Ltd.
Absolute East West Fund
Alpine Atlantic Asset Mgt., Ltd.
La Roche & Co. Banquiers
Norene Brown
Credit Suisse Securities (USA) LLC
Stanley Case
Chartwell Investment Services S.A.
Donna Chudnow
Clearwaters Management Ltd.
Cranshire Capital, LP
Swell Capital Limited
Crescent International Ltd.
Double U Master Fund Ltd.
Andrea Egger
Epson Investment Services NV
Evergreen Investment Corporation
GLG European Opportunity Fund
General Research GmbH
Ralph Hogg
HSBC Guyerzeller Bank AG
Kaupthing Bank Luxembourg
Lombard Odier Darier Hentsch
Moen Holdings Inc.
Luce Lapointe

Nite Capital LP
George S. Palfi
Parker Communication Corp.
Carolyn Townshend
862002 Alberta Ltd.
Olivier Turrettini
Veronique Rochette
RMB International (Dublin) Ltd.
SDS Capital Group SPC, Ltd.
Shalimar Business
Synergy Resource Fund UBS Zurich
UBS AG
Rupert Edward Williams
Christian Weyer
Winsome Capital Inc.
Banque Vontobel Geneve, SA
Iroquois Master Fund Ltd.
Wilma E. Bonnell
Pierce Diversified Strategy Master Fund LLC
Enable Opportunity Partners LP
Enable Growth Partners LP
Kimberly Lloyd
Paul Mitchell

10.23

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.24

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Donald Sharpe (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.25	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(21)	Subsidiaries
Frontier Explorations Ltd. Southern Frontier Explorations Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(23)	Consents
23.1*	Consent of Dale Matheson Carr-Hilton LaBonte

* Filed herewith.

**Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and is subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $23,000 and $10,000, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton LaBonte relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $16,200 and 5,000, respectively.

Tax Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for other non-audit professional services, other than those services listed above, totalled $nil and $nil, respectively.

We do not use Dale Matheson Carr-Hilton LaBonte for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton LaBonte to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton LaBonte is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton LaBonte and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton LaBonte's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: March 30, 2006

By: /s/ Drew Bonnell

Drew Bonnell

Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: March 30, 2006

By: /s/ Drew Bonnell

Drew Bonnell,

Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Date: March 30, 2006

By: /s/ John Martin

John Martin

Director

Date: March 30, 2006