Form 10QSB
period 2006-03-31
EDEN ENERGY CORP
filed 2006-05-12
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   41,759,696 common shares issued and outstanding and nil preferred shares issued and outstanding as of May 3, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in United States dollars)

March 31, 2006

(Unaudited)

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Balance Sheets

(Expressed in United States dollars)

	March 31, 2006	December 31, 2005
Assets	(Unaudited)

Current Assets

Cash and cash equivalents	$31,305,328	$18,082,596
Prepaid expenses	85,325	2,200
Current portion of deferred financing costs	191,004	191,004

Total Current Assets	31,581,657	18,275,800

Oil and gas properties, unproven (Note 5)	7,480,174	5,155,264
Property and equipment, net of depreciation	5,259	5,569
Deferred financing costs, net of amortization	270,577	318,328

Total Assets	$39,337,667	$23,754,961

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$267,221	$414,507

Total Current Liabilities	267,221	414,507

Convertible Notes, less unamortized discount of $1,561,455 (2005 - $1,722,985) (Note 8)	7,063,545	6,902,015

Total Liabilities	7,330,766	7,316,522

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
41,759,696 (December 31, 2005 – 34,135,676) shares issued and outstanding	41,760	34,136

Additional paid-in capital	38,930,900	22,843,973

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(6,410,620)	(5,884,531)

Total Stockholders’ Equity	32,006,901	16,438,439

Total Liabilities and Stockholders’ Equity	$39,337,667	$23,754,961

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To March 31, 2006

Expenses

Consulting	$21,000	$46,880	$572,030
Depreciation	48,061	48	112,368
Filing fees and transfer agent	9,959	850	30,640
General and administrative	158,501	96,006	568,096
Interest expense (Note 8)	289,146	21,130	4,786,456
Management fees (Note 6)	66,000	18,000	348,500
Professional fees	61,575	25,239	356,193

Loss before other income	(654,242)	(208,153)	(6,774,283)

Other income

Interest income	128,153	8,964	363,663

Net loss for the period	$(526,089)	$(199,189)	$(6,410,620)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	37,737,000	23,856,000

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To March 31, 2006

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(526,089)	$(199,189)	$(6,410,620)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of convertible debt	161,530	12,500	4,399,539
Interest expense paid by issue of common stock	—	—	181,214
Depreciation	48,061	48	112,368
Stock-based compensation	—	—	309,881

Changes in non-cash operating assets and liabilities:

Prepaid expenses	(83,125)	(1,009)	(85,325)
Accounts payable and accrued liabilities	(147,286)	31,002	307,568

	(546,909)	(156,648)	(1,185,375)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)
Purchase of property and equipment	—	(2,895)	(6,208)
Oil and gas property acquisition and exploration	(2,324,910)	—	(6,029,399)

	(2,324,910)	(2,895)	(6,036,082)

Financing Activities:
Issuance of common stock	16,094,551	—	8,502,000
Common stock subscriptions	—	5,285,547	30,024,785

	16,094,551	5,285,547	38,526,785

Increase in cash and cash equivalents	13,222,732	5,126,004	31,305,328

Cash and cash equivalents, beginning of period	18,082,596	2,332,744	—

Cash and cash equivalents, end of period	$31,305,328	$7,458,748	$31,305,328

Non-cash financing and investing activities:
Issue of common stock for interest expense	$—	$—	$181,214
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these interim consolidated statements

1.	Basis of Presentation

The unaudited consolidated interim financial statements have been prepared by Eden Energy Corp. in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2005, except as described in Note 3.

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

The Company is primarily involved in oil and gas exploration activities in Alberta, Canada and Nevada, USA. Pursuant to an Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA. On June 13, 2005, the Company entered into a second agreement and acquired further oil and gas interests located in Nevada, USA. On October 21, 2005 the Company entered into a separate Letter Agreement (formalized February 16, 2006) to acquire additional oil and gas interests located in Nevada. On March 13, 2006, the Company entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses including seismic programs required to take the prospects to drillable stages, currently estimated at net $3,865,663 over the next 12 months. Additionally, the Company has budgeted net $13,130,000 for drilling programs on its leases which are expected to commence in fiscal 2006 subsequent to the integration and review of all geophysical and seismic data.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $6,965,759. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. During the three month period ended March 31, 2006, the Company completed a financing by way of a private placement of 7,366,520 units for gross proceeds of $16,574,670. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

3.	Adoption of New Accounting Policy

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 9), whereby stock options are granted in accordance with the policies of regulatory authorities.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the period ended March 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in the prior period.

Three Months Ended March 31, 2005

Net loss, as reported	$(199,189)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—

Pro forma net loss	$(199,189)

Loss per share:

Basic and Diluted - as reported	$(0.01)
Basic and Diluted - pro forma	$(0.01)

4.	Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

5.	Oil and Gas Properties

All of the Company’s oil and gas properties are located in the United States and Canada and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	March 31, 2006	December 31, 2005

Acquisition costs	$4,545,552	$2,296,339

Exploration costs	2,934,622	2,858,925

Total	$7,480,174	$5,155,264
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

5.         Oil and Gas Properties (continued)

To acquire its interest, the Company:

(i)	issued 500,000 shares of common stock to Fort Scott,
(ii)

issued a Promissory Note and Convertible Debenture (“Debenture”) to Fort Scott in the principal amount of $500,000. The Debenture bears interest at a rate of 7% per annum, and entitles Fort Scott to convert the principal and accrued interest into units at $0.25 per unit. Each unit consists of one share of common stock and one-half of one warrant. On July 15, 2005, the Company issued 2,131,944 shares of common stock and 1,065,972 share purchase warrants upon the conversion of the convertible debenture of $500,000 and accrued interest of $32,986 at $0.25 per unit. The unamortized balance of the embedded equity elements of $56,250 was charged to interest expense. Each warrant entitled the holder to acquire one additional share of common stock at a price of $0.50 per share on or before July 18, 2007. On September 27, 2005, the Company issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986.

(iii)

for each 10,000,000 barrels of proven reserves developed on the lands underlying the leases, the Company must issue to Fort Scott 1,000,000 shares of common stock, up to a maximum of 10,000,000 shares.

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

Under the terms of the Participation Agreement, the funding obligations of the Company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management agreed to accelerate payments accordingly. The Company has advanced $1,000,000 to March 31, 2006 and unless additional exploration work is contracted for, this funding obligation is fulfilled. An additional $500,000 was budgeted for commercial seismic data acquisition and processing, which now will be replaced by the Company’s proprietary seismic program.

5.         Oil and Gas Properties (continued)

Upon fulfillment of the obligations of the Participation Agreement, the Company will have earned a 100% working interest (an 80.5% net revenue interest) in the lands underlying the leases. Cedar Strat will be vested with a 5% over-riding royalty interest and Fort Scott will be vested with a 2% overriding royalty interest. Cedar Strat will also retain a 5% back-in working interest after the Company has been reimbursed for 100% of its exploration expenses. This back-in working interest may be adjusted upwards should the Company elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement and the drilling prospect is marketed to a third party. Under the terms of the agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses, which are expected to take the prospect to a drillable stage, currently estimated at $2,000,000 (seismic program). In addition, the Company has increased its budget, due to increases in all industry related expenses, to $6,000,000 for the drilling and completion of the first well on the leases, which is expected to be drilled after the integration of all geophysical and seismic data is complete and a high quality drilling target is identified. The Company expects this to occur in fiscal 2006.

Due to exploration programs still being active, the development program including related drilling commitments was extended to October 26, 2006.

(b)

On June 14, 2005, the Company, through a newly formed Nevada subsidiary Southern Frontier Explorations Ltd., acquired 50,000 acres of ten-year federal BLM oil and gas leases located in the Great Basin of Nevada, at an average cost of $2.25 per acre. A prospect fee of $750,000 was paid to Cedar Strat in connection with the acquisition of the leases. The leases require yearly rental fees of $1.50 per acre for the first five years, and $2.00 per acre for the remaining five years. Subsequent to June 14, 2005, another 52,757 acres were acquired on the same rental fee basis as the original acreage. The Company is committed to fund ongoing leasehold and applicable exploration expenses on these leases, which are expected to take the prospect to a drillable stage, currently estimated at $1,000,000 (seismic program). In addition, the Company has budgeted $3,000,000 for an initial well drilling program on the leases, which is expected to commence in fiscal 2006.

On March 14, 2006, the Company acquired approximately 76,459 acres of oil and gas lease lands at auction in Eastern Nevada as part of its Southern Frontier Explorations Ltd. project inventory (Northern Frontier project) in consideration for $852,055. Subsequent to March 14, 2006, adjustments reduced the number of acres to approximately 69,982 acres.

On November 1, 2005, the Company entered into a Participation Agreement with Eternal Energy Corp. (formerly Merganser Limited) (“Eternal”), in which the Company agreed to sell to Eternal a fifty percent (50%) interest in the oil and gas leases in consideration for $2,667,000. Eternal must pay $667,000 by November 7, 2005 (received). Subject to drill election, both parties are committed to the drilling of a minimum of two wells (the “Commitment Wells”) after the exploration data has been collected, analyzed and reprocessed. Eternal must pay 66.67% of the costs to drill and complete the Commitment Wells, until total consideration of $2,667,000 has been paid, and 50% thereafter. This agreement is for a term of ten years.

Pursuant to a Letter Agreement on April 14, 2006, Eternal is entitled to transfer its interests from our Southern Frontier project to our Northern Frontier project under the same terms and conditions.

(c)

Subsequent to a Letter Agreement dated October 21, 2005, the Company entered into a joint participation agreement dated January 24, 2006, with Cedar Strat. Cedar Strat provided their acceptance to the joint participation agreement on February 16, 2006. Pursuant to the joint participation agreement the Company agreed to participate in Cedar Strat’s play included within the geographical boundaries of a confidential area, and pay Cedar Strat $750,000 as a prospect fee. The agreement allowed for the prospect fee of $750,000 paid by the Company to Cedar Strat for its Southern Frontier prospect to be applied to this Northern Frontier prospect. The Company also agreed to accept responsibility for acquiring and funding BLM leases and private fee leases, if applicable, in order to facilitate the exploration efforts. The Company will assume the obligation to pay the annual rental on such leases.

5.         Oil and Gas Properties (continued)

(d)

On March 13, 2006 the Company entered into a farm-in arrangement with Suncor Energy Inc. (“Suncor”) of Calgary, Alberta. Under the terms of the arrangement the Company will participate, with a 50% working interest, in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor. By drilling the first well, the Company will earn a 50% working interest in approximately 7,000 acres and will have the option to drill a second well in 2007 to earn its interest in the remaining lands. Suncor will retain a 12.5% gross overriding royalty on the lands. The Company is the majority participant with its 50% position in the arrangement.. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,900 feet. On March 17, 2006, operations were halted after setting and cementing surface casing due to weather, safety and general access conditions, with plans to recommence in the following drilling season as conditions permit.

6.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $10,000 per month. By amended management agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $15,000 per month. During the three month period ended March 31, 2006, management fees of $40,000 (2005 - $15,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005 with a director of the Company. Under the terms of the agreement, the Company agreed to pay $6,000 per month. By amended management agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $10,000 per month. During the three month period ended March 31, 2006, management fees of $26,000 (2005 - $3,000) were incurred.

7.	Commitments

The Company entered into a management consulting agreement dated September 1, 2004 with a consultant. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $7,000 per month. During the three month period ended March 31, 2006, consulting fees of $21,000 (2005 - $6,000) were incurred.

The Company entered into a consulting agreement dated July 5, 2005 for the provision of office administration services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of three months, and $3,000 per month thereafter. On the three month anniversary of the agreement, the Company paid a cash bonus of $3,000 and granted stock options to purchase up to 10,000 shares of common stock. By amended consulting agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $3,500 per month. During the three month period ended March 31, 2006, consulting fees of $10,000 (2005 - $nil) were incurred.

The Company entered into a consulting agreement dated February 1, 2006 with an individual to provide certain investor relations services. Under the terms of the agreement, the Company agreed to pay $2,250 per month until such time as the contract is terminated.

Under the terms of its Participation Agreements with Cedar Strat, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take its prospects to drillable stages, currently estimated at net $2,366,630 which includes $33,330 of budgeted exploration costs, and an additional $2,333,300 budgeted for seismic programs, over the course of fiscal 2006. The Company must also pay approximately net $570,000 in lease renewal fees over the next twelve months.

8.         Convertible Notes

On August 25, 2005, the Company issued Convertible Promissory Notes (the “Notes”) to certain institutional investors with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The Notes bear interest at 6% per annum, mature on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes (the “Conversion Price”). Each warrant is exercisable into one share of common stock at an exercise price of $6 per share (the “Exercise Price”) until August 25, 2008. The investors also had the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No additional investments were made. The Company paid cash placement fees of $544,500, offering costs of $28,500 and issued 72,600 Broker Warrants. Each Broker Warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 28, 2008. The securities were issued in a private placement transaction pursuant to Regulation D under the Securities Act of 1933, as amended. The Company filed a registration statement with the Securities and Exchange Commission that was declared effective on November 10, 2005, to register the resale of shares of the Company's common stock issuable upon conversion of the Notes and exercise of the warrants.

The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Accordingly, upon the completion of the financing on February 24, 2006 as disclosed in Note 9(c), the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the embedded equity elements of $92,704 was charged to interest expense. The carrying value of the Convertible Debentures will be accrued to the face value of $8,625,000 to maturity. To March 31, 2006, accrued interest of $127,603 has been included in accrued liabilities, and interest expense of $161,530 has been accreted increasing the carrying value of the Convertible Debentures to $7,063,545.

9.	Capital Stock

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

(a)	On February 6, 2006, the Company issued 57,500 shares of common stock upon the exercise of 57,500 share purchase warrants at $2.00 per share for proceeds of $115,000.
(b)	On February 17, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for proceeds of $50,000.

9.         Capital Stock (continued)

(c)

On February 24, 2006, the Company closed a private placement of 7,366,520 units at $2.25 per unit resulting in gross proceeds of $16,574,670. Each unit consisted of one common share and two share purchase warrants. Each warrant entitles the holder to purchase one additional common share at a price of $3.25 per share and $5.25 per share, respectively, until February 16, 2009. The $5.25 Warrant is only exercisable if the $3.25 Warrant has been exercised. After a registration statement qualifying the resale of the common shares has been filed with the SEC and declared effective, the Company has the right to advance the exercise date of the Warrants if the closing price of its shares averages at or above $4.00 or $6.25 for the corresponding Warrants for a period of twenty consecutive trading days. The Company paid a cash placement fee of 6% of the gross proceeds of the offering for agent services in the transaction and issued 391,488 agent’s warrants which have the same terms and conditions as the investors’ warrants.

(d)	On March 8, 2006, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $0.50 per share for proceeds of $50,000.
(e)	On March 9, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for proceeds of $50,000.

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

During the three month period ended March 31, 2006, the Company granted stock options to directors and consultants to acquire up to 772,000 shares of common stock exercisable at $2.50 per share on or before February 28, 2011. One-third of the options vest on April 1, 2006, one-third vest on August 1, 2006 and the final one-third vest on December 1, 2006. The closing market price of the stock on the grant date was $2.50 per share. The fair value for options granted was estimated at the date of grant to be $1,739,934 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.55% and an expected volatility of 205.47%. The weighted average fair value of stock options granted during the three month period ended March 31, 2006 was $2.25 per share. No compensation expense was charged to operations as none of the stock options granted vested in the period.

A summary of the Company’s stock option activity is as follows:

	Three months ended March 31, 2006		Three months ended March 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	910,000	$ 1.56	1,330,000	$ 0.65

Granted	772,000	2.50	—	—

Cancelled / Forfeited	—	—	—	—

Exercised	(200,000)	0.75	—	—

Balance, end of period	1,482,000	$ 1.56	1,330,000	$ 0.65

9.         Capital Stock (continued)

As at March 31, 2006, the following options are outstanding:

Exercise Price	Weighted Average Remaining Contractual Life (in years)	Outstanding		Exercisable
		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – $0.50	3.20	250,000	$ 0.50	250,000	$ 0.50
$2.00 – $2.50	4.09	1,232,000	$ 2.50	460,000	$ 2.49

		1,482,000	$ 2.16	710,000	$ 1.79

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price

Balance, December 31, 2004	—	—
Issued	4,066,106	$ 2.57
Exercised	(3,028,506)	$ 1.47
Expired	—	—

Balance, December 31, 2005	1,037,600	$ 5.78
Issued	15,124,528	$ 4.25
Exercised	(57,500)	$ 2.00

Balance, March 31, 2006	16,104,628	$ 4.36

At March 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,562,264	$ 3.25	February 16, 2009
7,562,264	$ 5.25	February 16, 2009

10.	Subsequent Events
(a)

The Company entered into a management consulting agreement dated May 1, 2006 with private company wholly-owned by the Chief Operating Officer (“COO”) of the Company. Under the terms of the agreement, the Company agreed to pay $10,000 per month. On May 1, 2006, the Company also granted stock options to the COO to purchase up to 150,000 shares of common stock exercisable at $2.50 per share for a period of five years.

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

Noah Project - Nevada

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

Due to exploration programs still being active, on December 16, 2005 the development program including related drilling commitments was extended from April 26, 2006 to October 26, 2006.

Southern Frontier Project - Nevada

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

The terms and conditions of the Participation Agreement for this project duplicate the earlier Cedar Strat Corporation Participation Agreement recited elsewhere in this registration statement and in our 2004 year end report, except for:

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

Pursuant to a Letter Agreement with Cedar Strat Corporation which was formally accepted as part of a Joint Participation Agreement on February 16, 2006, exploration activities on the Southern Frontier project have been suspended until March 31, 2008 in order to allow focused exploration efforts on the Northern Frontier prospect described below.

Northern Frontier Project - Nevada

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

As set out in the Participation Agreement, on November 8, 2005, we received Merganser’s portion of the initial US$1,000,000 project acquisition cost, being US$667,000. (US$100,000 deposit plus US$567,000). Pursuant to a Letter Agreement with Eternal Energy Corp. (formerly Merganser) on April 14, 2006 Eternal is entitled to transfer its interests from our Southern Frontier project to our Northern Frontier Project under the same terms and conditions.

On October 21, 2005 we entered into a separate Letter Agreement with Cedar Strat Corporation for the exploration and development of a new prospect called Northern Frontier, subject to entering into a definitive form of agreement. This agreement entitles our company or our Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI) in northern Nevada.

Under the terms and conditions of this Letter Agreement, Cedar Strat will manage certain exploration programs within the AMI designed to bring the prospect to a drillable status. Cedar Strat will provide us with copies of the exploration data. Eden will pay for these exploration programs and to date we have advanced $216,000 to Cedar Strat for exploration expenses, which included gravity and field mapping and where field work is now complete.

Subject to election to drill, we must commence drilling within the AMI within 24 months of receipt by us of all of the exploration data from Cedar Strat, and thereafter must drill at least one development well per year during the term of the agreement.

Effective January 24, 2006, we entered into a formal Joint Participation Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation, dba Cedar Strat Corporation. Cedar Strat Corporation provided their acceptance to the formal Joint Participation Agreement on February 16, 2006. Pursuant to the joint participation agreement we agreed to participate in Cedar Strat’s play included within the geographical boundaries of a confidential area, and pay Cedar Strat $750,000 as a prospect fee. The agreement allowed for the prospect fee of $750,000 paid by our company to Cedar Strat for its Southern Frontier prospect to be applied to this Northern Frontier prospect with the temporary suspension of exploration activities on the Southern Frontier prospect. We also agreed to accept responsibility for acquiring and funding BLM leases and private fee leases, if applicable, in order to facilitate the exploration efforts. We will assume the obligation to pay the annual rental on such leases.

On March 14, 2006, we, through our representative at auction acquired approximately 76,459 acres of oil and gas lease lands in Eastern Nevada for this Northern Frontier project. Subsequent to March 14, 2006, adjustments reduced the number of acres to approximately 69,982 acres.

Chinchaga Project – Alberta

On March 13, 2006, we entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. Under the terms of the arrangement Eden will participate, with a 50% working interest, in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor. By drilling the first well, Eden will earn a 50% working interest in approximately 7,000 acres and will have the option to drill a second well in 2007 to earn its interest in the remaining lands. Suncor will retain a 12.5% gross overriding royalty on the lands.

Eden is the majority participant with its 50% position in the arrangement. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,900 feet in Northern Alberta. Eden will pay its 50% share of the AFE for drilling the exploratory well, estimated at CDN$3,100,000 and to date has advanced CDN$1,550,000.

On March 17, 2006, operations were halted after setting and cementing surface casing due to weather, safety and general access conditions, with plans to recommence in the following drilling season as conditions permit.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

For the next 12 months we plan to continue to explore our leases in eastern Nevada, including additional gravity surveys, well studies, surface mapping and seismic studies in preparation for drilling. We will continue to participate in our Alberta project as our 50% position provides for.

Currently we hold approximately 211,000 acres pursuant to lease agreements on the Noah Project, approximately 102,757 acres pursuant to lease agreements on our Southern Frontier project, and approximately 69,982 acres pursuant to lease agreements on our Northern Frontier project. The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases.

Under the terms of the Noah Participation Agreement, which is included in the Assignment Agreement with Fort Scott, filed herewith as exhibit 10.2, the funding obligations of our company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management of our company has agreed to accelerate payments accordingly. At December 31, 2005, approximately $111,450 remained outstanding under this obligation subject to completion of data acquisition on the part of Cedar Strat. On March 3, 2006 this amount was paid in full.

With the addition of our Southern Frontier project (now temporarily suspended), our Northern Frontier project (now accelerated), and our Chinchaga project in Alberta, the ongoing leasehold and applicable exploration expenses including Nevada seismic programs, which are expected to take our prospects to the drillable stage, are currently estimated at net $3,865,663 (see table following). While our early drilling estimate was $4,000,000 for the first well on the Noah Project, we now anticipate this to be higher due to cost increases in all areas of field and related service work in Nevada. We are budgeting for additional wells which include a well drilling program on our leases of our Northern Frontier prospect. Combined, we have budgeted a net $13,130,000 for drilling programs on our projects, which we expect to commence with in the next 12 months. This drilling program budget includes our 50% share of estimated drilling costs on our Chinchaga project in Northern Alberta.

With the funding support of our partner, Eternal Energy Corp. (formerly Merganser Limited), on our Northern Frontier project and with our Alberta expense projections, we anticipate a reallocation of exploration and development expenditures from our earlier estimates.

Our net cash provided by financing activities during the year ended December 31, 2005 was $19,327,234 and for the three month period from January 1, 2006 to March 31, 2006 was $16,094,551. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to March 31, 2006 was $38,526,785.

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

On August 25, 2005 we issued convertible promissory notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The notes bear interest at 6% per annum, mature on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No further investments were made under this option. On November 28, 2005, we issued 90,000 shares of common stock upon the conversion of a portion of our convertible promissory notes. On December 1, 2005 we issued 59,291 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the financing on February 24, 2006 the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04.

On September 27, 2005, we issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986. On November 8, 2005, we received a portion of an initial project acquisition cos,t in the amount of US$667,000.

On February 16, 2006, we issued 7,366,520 shares and 14,733,040 share purchase warrants at a price of $2.25 per share for gross proceeds of $16,574,670. The warrant entitles the holders to purchase an additional 7,366,520 shares of common stock of our company at a price of $3.25 per share and an additional 7,366,520 shares of common stock at a price of $5.25 per share until February 16, 2009.

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases, as follows:

Estimated Net Expenditures During the Next Twelve Months

General, Administrative and Corporate Expenses	2,295,200
Nevada Land – Noah, Southern, Northern projects	567,344
Alberta Land – Chinchaga project	931,689
Exploration Expenses – Northern Frontier project	33,330
Seismic Programs - Nevada	2,333,300
Drilling Program (commencing fiscal 2006)	13,130,000
Working Capital	4,000,000
Total	23,290,863

                As at March 31, 2006, we had $267,221 in current liabilities. Our financial statements report a net loss of $526,089 for the three month period ended March 31, 2006 compared to a net loss of $199,189 for the three month period ended March 31, 2005. Our accumulated losses increased to $6,965,759 for the period ending March 31, 2006, of which $6,410,620 relates to our current business of oil and gas exploration, and $555,139 relates to the early technology business prior to business change. Our losses have increased primarily as a result of a non-cash interest expense allocation relating to the intrinsic value of the beneficial conversion feature of our convertible note and warrant financing ($4,415,858). Additionally our general, administrative and corporate expenses increased to $654,242 for the three month period ended March 31, 2006, as compared to $208,153 for the three month period ended March 31, 2005. We realized an overall increase in most expense categories during the three month period ended March 31, 2006 as we were advancing our activities in the oil and gas business, as compared to the three month period ended March 31, 2005 when we were formulating our new business acquisitions and opportunities.

Our total liabilities as of March 31, 2006 were $7,330,766, as compared to total liabilities of $7,316,522 as of December 31, 2005. The slight increase was due to the decrease in accounts payable (from $414,507 as at December 31, 2005 to $267,221 as at March 31, 2006) being offset by an increase in allocation for our Convertible Notes from $6,902,015 as at December 31, 2005 to $7,063,545 as at March 31, 2006.

During the three month period ended March 31, 2006 we spent $2,324,910 on exploration and acquisition of our oil and gas properties as compared to $294,400 during the three month period ended March 31, 2005. Of this amount $2,249,213 was attributable to acquisition costs (2005 - $0), and $75,697 (2005 - $294,400) was attributable to exploration costs.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings noted above.

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

Effective May 1, 2006 Larry Kellison was appointed Chief Operating Officer and will provide these management services through Freestone Energy LLC, a company wholly-owned and controlled by him.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of March 31, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At March 31, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $526,089 for the three month period ending March 31, 2006, and cumulative losses since the inception of the exploration stage of $6,410,620 to March 31, 2006. As of March 31, 2006 we had working capital of $31,314,436 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to March 31, 2006, we have incurred aggregate losses of approximately $6,965,759. Our loss from operations for the three month period ended March 31, 2006 was $526,089. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

18

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

19

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
10.21

Joint Participating Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation dba Cedar Strat Corporation (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).*

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

20

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

10.25	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**
10.26	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006)
10.27	Stock Option Agreement with Larry B. Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(21)	Subsidiaries
Frontier Explorations Ltd. Southern Frontier Explorations Ltd.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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

May 12, 2006

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

May 12, 2006