Form 10QSB
period 2006-06-30
EDEN ENERGY CORP
filed 2006-08-11
CIK 1083866

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   42,038,729 common shares issued and outstanding and nil preferred shares issued and outstanding as of August 3, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in United States dollars)

June 30, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM STATEMENTS CONSOLIDATED OF CASH FLOWS

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	June 30, 2006	December 31, 2005
Assets	(Unaudited)

Current Assets

Cash and cash equivalents	$31,146,676	$18,082,596
Prepaid expenses	73,772	2,200
Current portion of deferred financing costs	191,004	191,004

Total Current Assets	31,411,452	18,275,800

Oil and gas properties, unproven (Note 5)	7,368,678	5,155,264
Property and equipment, net of depreciation	28,903	5,569
Deferred financing costs, net of amortization	222,826	318,328

Total Assets	$39,031,859	$23,754,961

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$363,346	$414,507

Total Current Liabilities	363,346	414,507

Convertible Notes, less unaccreted discount of $1,399,925 (2005 - $1,722,985) (Note 8)	7,225,075	6,902,015

Total Liabilities	7,588,421	7,316,522

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
41,872,955 (December 31, 2005 – 34,135,676) shares issued and outstanding	41,873	34,136

Additional paid-in capital	39,795,475	22,843,973

Accumulated other comprehensive income	49,955	—

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(7,888,726)	(5,884,531)

Total Stockholders’ Equity	31,443,438	16,438,439

Total Liabilities and Stockholders’ Equity	$39,031,859	$23,754,961

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To June 30, 2006

Expenses

Consulting (Note 9)	$293,459	$200,747	$314,459	$247,627	$865,488
Depreciation	48,884	164	96,945	212	161,252
Filing fees and transfer agent	1,694	5,631	11,653	6,481	32,334
General and administrative	146,989	49,504	305,490	145,510	715,085
Interest expense (Note 8)	436,365	22,376	725,511	43,506	5,222,821
Management fees (Note 6)
- cash (Note 6)	95,000	58,000	161,000	76,000	356,000
- stock-based compensation (Note 9)	550,518	—	550,518	—	638,018
Professional fees	60,828	30,571	122,403	55,810	417,021

Loss before other income	(1,633,737)	(366,993)	(2,287,979)	(575,146)	(8,408,019)

Other income

Interest income	155,630	34,671	283,783	43,635	519,293

Net loss	(1,478,107)	(332,322)	(2,004,196)	(531,511)	(7,888,726)

Other Comprehensive Income

Foreign currency translation adjustment	49,955	—	49,955	—	49,955

Comprehensive loss	$(1,428,152)	$(332,322)	$(1,954,241)	$(531,511)	$(7,838,771)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding	41,796,000	26,641,000	39,778,000	25,256,000

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Unaudited)

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To June 30, 2006

Cash flows from Operating Activities:
Net loss from operations	$(2,004,196)	$(531,511)	$(7,888,726)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of convertible debt	323,060	25,000	4,561,069
Interest expense paid by issue of common stock	261,626	—	442,840
Depreciation	96,945	212	161,251
Stock-based compensation	822,978	120,863	1,132,858

Changes in non-cash operating assets and liabilities:

Prepaid expenses and other	(71,572)	(32,875)	(73,772)
Accounts payable and accrued liabilities	(51,161)	35,832	403,693

Net cash used in operations	(622,320)	(382,479)	(1,260,787)

Cash flows from Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)
Purchase of property and equipment	(24,776)	(3,444)	(30,984)
Oil and gas property acquisition and exploration, net	(2,213,415)	(1,315,266)	(5,917,903)

Net cash used in investing activities	(2,238,191)	(1,318,710)	(5,949,362)

Cash flows from Financing Activities:
Issuance of common stock	16,094,551	5,679,680	8,502,000
Share issue costs paid	(219,915)	—	(219,915)
Common stock subscriptions	—	—	30,024,785

Net cash provided by financing activities	15,874,636	5,679,680	38,306,870

Effect of exchange rate changes on cash	49,955	—	49,955

Increase in cash and cash equivalents	13,064,080	3,978,491	31,146,676

Cash and cash equivalents, beginning	18,082,596	2,332,744	—

Cash and cash equivalents, ending	$31,146,676	$6,311,235	$31,146,676

Non-cash financing and investing activities:
Issue of common stock for interest expense	$261,626	$—	$442,840
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2006. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2005, except as described in Note 3.

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

The Company, through its formerly wholly-owned Canadian subsidiary, E-Com Consultants (Canada) Corp., developed e-commerce solutions, web-based applications, performed Internet marketing and consulting services, and designed and hosted web sites. On December 31, 2003, the Company disposed of this subsidiary and as at December 31, 2003, was inactive other than seeking new business opportunities. Consequently, effective December 31, 2003, the Company became an exploration stage company.

The Company is primarily involved in oil and gas exploration activities in Alberta, Canada and Nevada, USA. Pursuant to an Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA. On June 13, 2005, the Company entered into a second agreement and acquired further oil and gas interests located in Nevada, USA. On October 21, 2005, the Company entered into a separate Letter Agreement (formalized February 16, 2006) to acquire additional oil and gas interests located in Nevada. On March 13, 2006, the Company entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses including seismic programs required to take the prospects to drillable stages, currently estimated at net $3,746,906 over the next 12 months. Additionally, the Company has budgeted net $12,066,864 for drilling programs on its leases which are expected to commence in fiscal 2006 subsequent and subject to the integration and review of all geophysical and seismic data.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $8,443,865. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. During the six month period ended June 30, 2006, the Company completed a financing by way of a private placement of 7,366,520 units for gross proceeds of $16,574,670. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

3.	Adoption of New Accounting Policy

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 9), whereby stock options are granted in accordance with the policies of the stock option plan.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$ (332,322)	$ (531,511)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	120,863	120,863

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,208,630)	(1,208,630)

Pro forma net loss	$ (1,420,089)	$ (1,619,278)

Loss per share:

Basic and Diluted - as reported	$ (0.01)	$ (0.02)
Basic and Diluted - pro forma	$ (0.05)	$ (0.06)

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

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

All of the Company’s oil and gas properties are located in the United States and Canada and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	June 30, 2006	December 31, 2005

Acquisition costs
Canada	$-	$-
United States	3,333,032	2,296,339

	3,333,032	2,296,339

Exploration costs
Canada	687,687	-
United States	3,347,959	2,858,925

	4,035,646	2,858,925

Total	$7,368,678%	5,155,264
(a)

The Company entered into an Assignment Agreement with Fort Scott Energy Corp. (“Fort Scott”) dated August 5, 2004, in which the Company acquired Fort Scott’s interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”).

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

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

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

Under the terms of the Participation Agreement, the funding obligations of the Company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management agreed to accelerate payments accordingly. The Company has advanced $1,000,000 to June 30, 2006, and unless additional exploration work is contracted for, this funding obligation is fulfilled. An additional $500,000 was budgeted for commercial seismic data acquisition and processing, which now will be replaced by the Company’s proprietary seismic program.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

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

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

5.	Oil and Gas Properties (continued)

On March 13, 2006 the Company entered into a farm-in arrangement with Suncor Energy Inc. (“Suncor”) of Calgary, Alberta. Under the terms of the arrangement the Company will participate, with a 50% working interest, in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor. By drilling the first well, the Company will earn a 50% working interest in approximately 7,000 acres and will have the option to drill a second well in 2007 to earn its interest in the remaining lands. Suncor will retain a 12.5% gross overriding royalty on the lands. The Company is the majority participant with its 50% position in the arrangement. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,900 feet. The Company will pay its 50% share of the authorization for expenditure for drilling the exploratory well, estimated at a gross cost of $2.79 million and had advanced its 50% share of $1.395 million. On March 17, 2006, operations were halted after setting and cementing surface casing due to weather, safety and general access conditions, with plans to recommence in the following drilling season as conditions permit, and accordingly, the Company received a refund of $696,618 from its advances.

Within 30 days of rig release of the first test well, the Company and its partners have the option to purchase their proportionate working interest in 2 sections of lands held by Suncor (Block 1 Option Lands). Gross cost is $614,461 with a net cost to Eden of $307,231. Within 30 days of completion of the initial test well, the Company and its partners have the option to commit to drill a second test well to a similar depth, on a second block of land totaling 15 sections (the Block 2 Option Lands). Net exposure for drilling to Eden is estimated at $1.395 million. The Company will have the option to acquire its proportionate share if any partner elects not to proceed. Potential additional exposure to Eden would be approximately $1.395 million. Within 10 days of electing to drill the second test well, the Company and its partners must pay to Suncor the costs for the Block 2 Option Lands. The gross cost of the lands is $1.04 million and as a result Eden’s 50% share would be $502,000. The Company will have the option to acquire its proportionate share if any partner elects not to proceed. Potential exposure for additional costs to Eden is a further $502,000. Operations in this area are largely limited to the winter months only. In order to be able to get its wells drilled and tied-in if they are successful, the Company and its partners have decided to proceed with certain operations in advance of the completion of the drilling of the first test well. The Company and its partners will survey and make surface application for the second test well in advance of drilling the first test well, and will also survey for a potential pipeline tie-in for the first test well. The net cost to Eden is estimated at $157,500.

6.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $10,000 per month. By amended management agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $15,000 per month. During the six month period ended June 30, 2006, management fees of $85,000 (2005 - $45,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005 with a director of the Company. Under the terms of the agreement, the Company agreed to pay $6,000 per month. By amended management agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $10,000 per month. During the six month period ended June 30, 2006, management fees of $56,000 (2005 - $31,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006 with an officer of the Company. Under the terms of the agreement, the Company agreed to pay $10,000 per month. During the six month period ended June 30, 2006, management fee of $20,000 (2005 – $nil) were incurred.

(d)	During the six-month period ended June 30, 2006, the Company recorded stock-based compensation of $550,518 as management fees.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

7.	Commitments

The Company entered into a management consulting agreement dated September 1, 2004 with a consultant. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $7,000 per month. During the six month period ended June 30, 2006, consulting fees of $42,000 (2005 - $28,000) were incurred.

The Company entered into a consulting agreement dated July 5, 2005 for the provision of office administration services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of three months, and $3,000 per month thereafter. On the three month anniversary of the agreement, the Company paid a cash bonus of $3,000 and granted stock options to purchase up to 10,000 shares of common stock. By amended consulting agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $3,500 per month. During the six month period ended June 30, 2006, consulting fees of $20,500 (2005 - $nil) were incurred.

The Company entered into a consulting agreement dated February 1, 2006 with an individual to provide certain investor relations services. Under the terms of the agreement, the Company agreed to pay $2,250 per month until such time as the contract is terminated.

Under the terms of its Participation Agreements with Cedar Strat, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take its prospects to drillable stages, currently estimated at net $2,366,630 which includes $33,330 of budgeted exploration costs, and an additional $2,333,300 budgeted for seismic programs, over the course of fiscal 2006. The Company must also pay approximately net $523,122 in lease renewal fees over the next twelve months.

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

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

8.	Convertible Notes (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the embedded equity elements of $92,704 was charged to interest expense. The carrying value of the Convertible Debentures will be accrued to the face value of $8,625,000 to maturity. At June 30, 2006, accrued interest of $41,116 is included in accrued liabilities. Interest expense of $323,060 has been accreted increasing the carrying value of the Convertible Debentures to $7,225,075.

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
(c)

On February 24, 2006, the Company closed a private placement of 7,366,520 units at $2.25 per unit resulting in gross proceeds of $16,574,670. Each unit consisted of one common share and two share purchase warrants. Each warrant entitles the holder to purchase one additional common share at a price of $3.25 per share and $5.25 per share, respectively, until February 16, 2009. The $5.25 Warrant is only exercisable if the $3.25 Warrant has been exercised. After a registration statement qualifying the resale of the common shares has been filed with the SEC and declared effective, the Company has the right to advance the exercise date of the Warrants if the closing price of its shares averages at or above $4.00 or $6.25 for the corresponding Warrants for a period of twenty consecutive trading days. The registration statement was declared effective on July 21, 2006. The Company paid a cash placement fee of 6% of the gross proceeds of the offering for agent services in the transaction and issued 391,488 agent’s warrants which have the same terms and conditions as the investors’ warrants.

(d)	On March 8, 2006, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $0.50 per share for cash proceeds of $50,000.
(e)	On March 9, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for cash proceeds of $50,000.
(f)	On June 1, 2006, the Company issued 113,259 shares of common stock in settlement of accrued interest on convertible debentures of $261,626.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

9.	Capital Stock (continued)

Stock Option Plan

Effective May 1, 2005, the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 3,000,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. During the six month period ended June 30, 2006:

a) The Company granted the stock options to directors and consultants to acquire up to 772,000 shares of common stock exercisable at $2.50 per share on or before February 28, 2011. One-third of the options vest on April 1, 2006, one-third vest on August 1, 2006 and the final one-third vest on December 1, 2006. The closing market price of the stock on the grant date was $2.50 per share. The fair value for options granted was estimated at the date of grant to be $1,739,934 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.55% and an expected volatility of 205.47%. The fair value of these stock options granted was $2.25 per share. During the six-month period ended June 30, 2006, the Company recorded stock-based compensation of $500,845 as management fees and $272,459 as consulting expense.

b) The Company granted the stock options to directors and consultants to acquire up to 150,000 shares of common stock exercisable at $2.50 per share on or before May 1, 2011. One-third of the options vest on August 1, 2006, one-third vest on November 1, 2006 and the final one-third vest on December 31, 2006. The closing market price of the stock on the grant date was $2.76 per share. The fair value for options granted was estimated at the date of grant to be $198,687 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 5.10% and an expected volatility of 116%. The fair value of these stock options granted was $1.32 per share. During the six-month period ended June 30, 2006, the Company recorded stock-based compensation of $49,673 as consulting fees.

A summary of the Company’s stock option activity is as follows:

	Six months ended June 30, 2006		Six months ended June 30, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	910,000	$ 1.56	1,330,000	$ 0.65

Granted	922,000	2.50	550,000	2.50

Cancelled / Forfeited	—	—	—	—

Exercised	(200,000)	0.75	(55,000)	0.50

Balance, end of period	1,632,000	$ 2.19	1,825,000	$ 1.21

As at June 30, 2006, the following options are outstanding:

Exercise Price	Weighted Average Remaining Contractual Life (in years)	Outstanding		Exercisable
		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – $0.50	2.95	250,000	$ 0.50	250,000	$ 0.50
$2.00 – $2.50	4.42	1,382,000	$ 2.50	717,308	$ 2.50

		1,632,000	$ 2.19	967,308	$ 1.98

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

9.	Capital Stock (continued)

As at June 30, 2006, there was $1,358,642 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a period of 6 months. A summary of the status of the Company’s non-vested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2006	—	—
Granted	922,000	$ 2.10
Vested	(257,308)	$ 2.25

Non-vested at June 30, 2006	664,692	$ 2.04

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price

Balance, December 31, 2004	—	—
Issued	4,066,106	$ 2.57
Exercised	(3,028,506)	$ 1.47
Expired	—	—

Balance, December 31, 2005	1,037,600	$ 5.78
Issued	15,124,528	$ 4.25
Exercised	(57,500)	$ 2.00

Balance, June 30, 2006	16,104,628	$ 4.36

At June 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,562,264	$ 3.25	February 16, 2009
7,562,264	$ 5.25	February 16, 2009

10.	Subsequent Event

On July 31, 2006, 165,774 common shares were issued in lieu of cash payment for 2% monthly charges relating to the effective date of registration of shares on Eden’s February 2006 financing. A further 165,774 $3.25 and $5.25 warrants will be issued relating to the same registration statement.

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

The exploration program results on the Noah Project will determine the development program and to date includes the acquisition of proprietary and licensed gravity and magnetic data, processing and interpreting 39 miles of proprietary and other trade licensed seismic data, integration of sub-surface and surface geology, gravity, magnetic, and seismic data, and the surveying for a further 33 mile seismic program.

Southern Frontier Project – Big Sand Spring Valley

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

Northern Frontier Project – Cherry Creek

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

The exploration program results on Cherry Creek will determine the development program and to date includes the integration of all surface geology with gravity and magnetics, and the preparation for a 49 mile seismic program.

Chinchaga Project

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

Eden is the majority participant with its 50% position in the arrangement. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,900 feet in Northern Alberta. Eden will pay its 50% share of the authorization for expenditure for drilling the exploratory well, estimated at a gross cost of $2.79 million and to date has advanced its 50% share of $1.395 million.

On March 17, 2006, operations were halted after setting and cementing surface casing due to weather, safety and general access conditions, with plans to recommence in the following drilling season as conditions permit, and accordingly, the Company received a refund of $696,618 from its advances

The general area is in northwestern Alberta, known as the Chinchaga area.

The general costs (converted at $0.90) to Eden are as follows:

                50% working interest in the drilling and casing of the first test well. An authorization for expenditure was attached with the original agreement. Gross costs are estimated at $2.79 million so $1.395 million net to Eden. Drilling the test well earns 8 sections of land.

Within 30 days of rig release of the first test well, Eden and its partners have the option to purchase their proportionate working interest in 2 sections of lands held by Suncor (Block 1 Option Lands). Gross cost is $614,461.39 so the net cost to Eden is $307,230.69.

Within 30 days of completion of the initial test well, Eden and its partners have the option to commit to drill a second test well to a similar depth, on a second block of land totalling 15 sections (the Block 2 Option Lands). Net exposure to Eden would be $1.395 million. Eden will have the option to acquire its proportionate share if any partner elects not to proceed. Potential additional exposure to Eden would be approximately $1.395 million.

Within 10 days of electing to drill the second test well, Eden and its partners must pay to Suncor the costs for the Block 2 option lands. The gross cost of the lands is $1.04 million and as a result Eden’s 50% share would be $502,000. Eden will have the option to acquire its proportionate share if any partner elects not to proceed. Potential exposure for additional costs to Eden is a further $502,000..

Operations in the Chinchaga area are largely limited to the winter months only. In order to be able to get its wells drilled and tied-in if they are successful, Eden and its partners have decided to proceed with certain operations in advance of the completion of the drilling of the first test well. Eden and its partners will survey and make surface application for the second test well in advance of drilling the first test well. The net cost to Eden is estimated at $112,500. Eden and its partners have also decided to survey for a potential pipeline tie-in for the first test well. The net cost to Eden for this is estimated at $45,000.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore and evaluate our leases in eastern Nevada, including additional gravity surveys, well studies, surface mapping and seismic studies in preparation for drilling. We will continue to participate in our Alberta project as our 50% position provides for.

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

With a portfolio of projects now including Big Sand Spring Valley, Cherry Creek and the Chinchaga project in Alberta, the ongoing leasehold and applicable exploration expenses including Nevada seismic programs, which are expected to take our prospects to the drillable stage, are currently estimated at net $3,746,906 (see table following). While our early drilling estimate was $4,000,000 for the first well on the Noah Project, we now anticipate this to be higher due to cost increases in all areas of field and related service work in Nevada. We are budgeting for additional wells which include a well drilling program on our leases of our Northern Frontier prospect. Combined, we have budgeted a net $12,066,864 for drilling programs on our projects, which we expect to commence with in the next 12 months. This drilling program budget includes our 50% share of estimated drilling costs on our Chinchaga project in Northern Alberta.

With the funding support of our partner, Eternal Energy Corp. (formerly Merganser Limited), on our Northern Frontier project and with our Alberta expense projections, we anticipate a reallocation of exploration and development expenditures from our earlier estimates.

Our net cash provided by financing activities during the year ended December 31, 2005 was $19,327,234 and for the six month period from January 1, 2006 to June 30, 2006 was $15,874,636. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to June 30, 2006 was $38,306,870.

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

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases, as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative and Corporate Expenses	1,885,200
Nevada Land – Noah, Big Sand Spring, Cherry Creek projects	523,123
Alberta Land – Chinchaga project	857,153
Nevada Exploration & Seismic Programs	2,366,630
Drilling Program (commencing fiscal 2006)	12,066,864
Nevada Drilling Program (2 wells) $7,376,864 Alberta Drilling Program (3 wells) $4,690,000
Working Capital	4,000,000
Total	21,698,970

                As at June 30, 2006, we had $363,346 in current liabilities. Our financial statements report a net loss of $1,478,107 for the three month period ended June 30, 2006 compared to a net loss of $332,322 for the three month period ended June 30, 2005. Our net cash used in operations for the six months ended June 30, 2006 was $622,320 compared to $382,479 used in the six months ended June 30, 2005. Our accumulated losses increased to $8,443,865 as of June 30, 2006, of which $7,888,726 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. Our losses have increased primarily as a result of a non-cash interest expense allocation relating to the intrinsic value of the beneficial conversion feature of our convertible note and warrant financing of $4,577,388. Additionally our general, administrative and corporate expenses increased to $1,633,737 for the three month period ended June 30, 2006, as compared to $366,993 for the three month period ended June 30, 2005. We realized an overall increase in most expense categories during the three month period ended June 30, 2006 as we were advancing our activities in the oil and gas business, as compared to the three month period ended June 30, 2005 when we were formulating our new business acquisitions and opportunities.

Our total liabilities as of June 30, 2006 were $7,588,421, as compared to total liabilities of $7,316,522 as of December 31, 2005. The slight increase was due to the decrease in accounts payable (from $414,507 as at December 31, 2005 to $363,346 as at March 31, 2006) being offset by an increase in allocation for our Convertible Notes from $6,902,015 as at December 31, 2005 to $7,225,075 as at June 30, 2006.

During the six month period ended June 30, 2006 we spent $2,213,415 on exploration and acquisition of our oil and gas properties as compared to $1,315,266 spent during the six month period ended June 30, 2005. Of this amount $1,036,693 was attributable to acquisition costs (2005 - $1,005,873), and $1,176,721 (2005 - $309,393) was attributable to exploration costs.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada and Alberta. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases and with early stage exploration and evaluation of acquired data. With this stage nearing completion we intend to use the results obtained from this dedicated research to establish a going forward exploratory drilling and development plan.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2007 other than office computers, furnishings, and communication equipment as required.

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

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of our company. Therefore a description and its impact for each on our company’s operations and financial position have not been disclosed.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of June 30, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At June 30, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $2,004,196 for the six month period ended June 30, 2006, and cumulative losses of $7,888,726 to June 30, 2006. Our net cash used in operations for the six months ended June 30, 2006 was $622,320. As of June 30, 2006 we had working capital of $31,048,106 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to June 30, 2006, we have incurred aggregate losses of approximately $7,888,726. Our loss from operations for the six month period ended June 30, 2006 was $2,004,196. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. Drilling rig/crew availability is highly competitive and may not be available when required. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates our acquisition of additional acreage in Nevada. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in the Nevada area and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

32

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

August 11, 2006

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

August 11, 2006