Form 10QSB
period 2006-09-30
EDEN ENERGY CORP
filed 2006-11-14
CIK 1083866

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-31503

EDEN ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1925 – 200 Burrard Street, Vancouver, British Columbia Canada V6C 3L6
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   42,038729 common shares issued and outstanding and nil preferred shares issued and outstanding as of November 6, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Interim Consolidated Financial Statements

(Expressed in United States dollars)

September 30, 2006

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CW906823.1

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	September 30, 2006	December 31, 2005
Assets	(Unaudited)

Current Assets

Cash and cash equivalents	$27,252,065	$18,082,596
Accounts receivable (Note 5(b))	790,175	—
Prepaid expenses	74,504	2,200
Current portion of deferred financing costs	191,004	191,004

Total Current Assets	28,307,748	18,275,800

Oil and gas properties, unproven (Note 5)	10,422,022	5,155,264
Property and equipment, net of depreciation	54,114	5,569
Deferred financing costs, net of amortization	175,075	318,328

Total Assets	$38,958,959	$23,754,961

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$339,304	$414,507

Total Current Liabilities	339,304	414,507

Convertible Notes, less unaccreted discount of $1,238,395 (2005 - $1,722,985) (Note 8)	7,386,605	6,902,015

Total Liabilities	7,725,909	7,316,522

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
42,038,728 (December 31, 2005 – 34,135,676) shares issued and outstanding	42,039	34,136

Additional paid-in capital	40,822,782	22,843,973

Accumulated other comprehensive income	53,601	—

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(9,130,233)	(5,884,531)

Total Stockholders’ Equity	31,233,050	16,438,439

Total Liabilities and Stockholders’ Equity	$38,958,959	$23,754,961

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2006

Expenses

Consulting (Note 9)	$225,344	$67,568	$539,803	$315,195	$1,090,832
Depreciation	50,302	16,079	147,247	16,291	211,554
Filing fees and transfer agent	2,793	6,327	14,446	12,808	35,128
General and administrative	135,280	138,409	440,770	283,919	850,364
Interest expense (Note 8)	528,855	3,970,861	1,254,366	4,014,367	5,751,677
Management fees
- cash (Note 6)	105,000	48,000	266,000	124,000	461,000
- stock-based compensation (Note 9)	450,144	—	1,000,662	—	1,088,162
Professional fees	56,327	67,788	178,730	123,598	473,349

Loss before other income	(1,554,045)	(4,315,032)	(3,842,024)	(4,890,178)	(9,962,066)

Other income

Interest income	312,540	55,137	596,323	98,772	831,833

Net loss	(1,241,505)	(4,259,895)	(3,245,701)	(4,791,406)	(9,130,233)

Other Comprehensive Income

Foreign currency translation adjustment	3,646	—	53,601	—	53,601

Comprehensive loss	$(1,237,859)	$(4,259,895)	$(3,192,100)	$(4,791,406)	$(9,080,181)

Basic and diluted loss per share	$(0.03)	$(0.14)	$(0.08)	$(0.18)

Weighted average number of common shares outstanding	41,983,000	31,401,000	40,521,000	27,327,000

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2006

Cash flows from Operating Activities:
Net loss from operations	$(3,245,701)	$(4,791,406)	$(9,133,782)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of convertible debt	484,590	3,938,226	4,722,599
Interest expense paid by issue of common stock	634,611	—	815,825
Depreciation	147,247	16,291	211,366
Stock-based compensation	1,477,465	120,863	1,787,345

Changes in non-cash operating assets and liabilities:

Accounts receivable	(7,752)	—	(7,752)
Prepaid expenses and other	(72,304)	4,614	(74,504)
Accounts payable and accrued liabilities	(75,203)	124,636	379,651

Net cash used in operations	(657,047)	(586,776)	(1,299,252)

Cash flows from Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)
Purchase of property and equipment	(52,538)	(3,444)	(55,011)
Oil and gas property acquisition and exploration, net	(6,049,181)	(1,486,233)	(9,754,094)

Net cash used in investing activities	(6,101,719)	(1,489,677)	(9,809,580)

Cash flows from Financing Activities:
Proceeds from convertible notes	—	8,502,000	8,502,000
Issuance of common stock	16,094,551	10,690,233	30,024,785
Share issue costs paid	(219,915)	—	(219,915)

Net cash provided by financing activities	15,874,636	19,192,233	38,306,870

Effect of exchange rate changes on cash	53,599	—	53,602

Increase in cash and cash equivalents	9,169,469	17,115,780	27,251,640

Cash and cash equivalents, beginning	18,082,596	2,332,744	—

Cash and cash equivalents, ending	$27,252,065	$19,448,524	$27,251,640

Non-cash financing and investing activities:
Issue of common stock for interest expense	$634,611	$—	$815,825
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these interim consolidated statements

1.	Basis of Presentation

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

The Company is primarily involved in oil and gas exploration activities in Alberta, Canada and Nevada, USA. Additionally the Company is involved in natural gas development drilling in Colorado USA. Pursuant to an Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA. On September 13, 2005, the Company entered into a second agreement and acquired further oil and gas interests located in Nevada, USA. On October 21, 2005, the Company entered into a separate Letter Agreement (formalized February 16, 2006) to acquire additional oil and gas interests located in Nevada. On March 13, 2006, the Company entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. On September 1, 2006 the Company entered into a farm-in arrangement with Starlight Oil and Gas LLC and Starlight Corporation of Colorado, USA. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take the prospects to drillable stages, currently estimated at net $1,203,653 over the next 12 months. Additionally, the Company has budgeted net $18,376,275 for drilling programs on its leases which commenced September 21, 2006.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $9,685,372. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. During the nine month period ended September 30, 2006, the Company completed a financing by way of a private placement of 7,366,520 units for gross proceeds of $16,574,670. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$ (4,259,895)	$ (4,791,406)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	-	120,863

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-	(1,208,630)

Pro forma net loss	$ (4,259,895)	$ (5,879,173)

Loss per share:

Basic and Diluted - as reported	$ (0.14)	$ (0.18)
Basic and Diluted - pro forma	$ (0.14)	$ (0.22)

4.	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest othe r than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the charact erization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers wi th publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

5.	Oil and Gas Properties

All of the Company’s oil and gas properties are located in the United States and Canada and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	September 30, 2006	December 31, 2005

Acquisition costs
Canada	$ -	$ -
United States	3,526,910	2,296,339

	3,526,910	2,296,339

Exploration costs
Canada	691,383	-
United States	6,203,729	2,858,925

	6,895,112	2,858,925

Total	$ 10,422,022	$ 5,155,264
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

5. Oil and Gas Properties (continued)

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

Under the terms of the Participation Agreement, the funding obligations of the Company include primary exploration payments to be made to Cedar Strat at a rate of $50,000 per month for 10 months of the first year and $50,000 per month for 10 months during the second year. In the event exploration is progressing ahead of plan, management agreed to accelerate payments accordingly. The Company has advanced $1,000,000 to September 30, 2006, and unless additional exploration work is contracted for, this funding obligation is fulfilled. An additional $500,000 was budgeted for commercial seismic data acquisition and processing, which was replaced by the Company’s proprietary seismic program.

Upon fulfillment of the obligations of the Participation Agreement, the Company will have earned a 100% working interest (an 80.5% net revenue interest) in the lands underlying the leases. Cedar Strat will be vested with a 5% over-riding royalty interest and Fort Scott will be vested with a 2% overriding royalty interest. Cedar Strat will also retain a 5% back-in working interest after the Company has been reimbursed for 100% of its exploration expenses. This back-in working interest may be adjusted upwards should the Company elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement and the drilling prospect is marketed to a third party. Under the terms of the agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses, which are expected to take the prospect to a drillable stage, currently estimated at $316,500. Prior to proprietary seismic data being available, the Company had budgeted $6,000,000 for the drilling and completion of the first well on the leases. This estimate has now been revised downward to $4,000,000 with drilling commencement, subject to seasonal weather realities, expected to occur once a high quality drilling target is identified from the current review of geophysical and seismic data.

Due to exploration programs still being active, the development program including related drilling election commitments was extended to October 26, 2006. The Company has completed the original seismic program interpretation and is reviewing the data with its partner Cedar Strat in order to select a drilling location for the first exploratory well.

(b)

On June 14, 2005, the Company, through a newly formed Nevada subsidiary Southern Frontier Explorations Ltd., acquired 50,000 acres of ten-year federal BLM oil and gas leases located in the Great Basin of Nevada, at an average cost of $2.25 per acre. A prospect fee of $750,000 was paid to Cedar Strat in connection with the acquisition of the leases. The leases require yearly rental fees of $1.50 per acre for the first five years, and $2.00 per acre for the remaining five years. Subsequent to September 14, 2005, another 52,757 acres were acquired on the same rental fee basis as the original acreage. Ongoing funding of leasehold and applicable exploration expenses on these leases is currently estimated at $154,136.

On March 14, 2006, the Company acquired approximately 76,459 acres of oil and gas lease lands at auction in Eastern Nevada as part of its Southern Frontier Explorations Ltd. project inventory (Northern Frontier project) in consideration for $852,055. Subsequent to March 14, 2006, adjustments reduced the number of acres to approximately 69,982 acres. On September 30, 2006, notice to surrender certain low priority Cherry Creek acres was given to Cedar Strat which results in the Company maintaining only 18,500 acres of prospective leases.

5. Oil and Gas Properties (continued)

On November 1, 2005, the Company entered into a Participation Agreement with Eternal Energy Corp. (formerly Merganser Limited) (“Eternal”), in which the Company agreed to sell to Eternal a fifty percent (50%) interest in the oil and gas leases in consideration for $2,667,000. Eternal must pay $667,000 by November 7, 2005 (received). The exploration phase including the collection, analyzing, and reprocessing of data is ongoing and once completed and subject to drilling election, both parties are committed to the drilling of a minimum of two wells (the “Commitment Wells”). Eternal must pay 66.67% of the costs to drill and complete the Commitment Wells, until total consideration of $2,667,000 has been paid, and 50% thereafter. This agreement is for a term of ten years. As at September 30, 2006, $782,419 is included in accounts receivable from Eternal.

Pursuant to a Letter Agreement on November 1, 2006, Eternal proposed, and the Company accepted, an offer to purchase 100% of the Company’s interest in the Southern Frontier project while relinquishing all rights to the Northern Frontier project in consideration for a payment of, $200,000 which is included in accounts receivable at September 30, 2006 . The Company also agreed to release Eternal from any further obligations under the November 1, 2005 Participation Agreement.

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

Within 30 days of rig release of the first test well, the Company and its partners have the option to purchase their proportionate working interest in 2 sections of lands held by Suncor (Block 1 Option Lands). Gross cost is $614,461 with a net cost to Eden of $307,231. Within 30 days of completion of the initial test well, the Company and its partners have the option to commit to drill a second test well to a similar depth, on a second block of land totaling 15 sections (the Block 2 Option Lands). Net exposure for drilling to Eden is estimated at $1.395 million. The Company will have the option to acquire its proportionate share if any partner elects not to proceed. Potential additional exposure to Eden would be approximately $1.395 million. Within 10 days of electing to drill the second test well, the Company and its partners must pay to Suncor the costs for the Block 2 Option Lands. The gross cost of the lands is $1.04 million and as a result Eden’s 50% share would be $502,000. The Company will have the option to acquire its proportionate share if any partner elects not to proceed. Potential exposure for additional costs to Eden is a further $502,000. Operations in this area are largely limited to the winter months only. In order to be able to get its wells drilled and tied-in if they are successful, the Company and its partners have decided to proceed with certain operations in advance of the completion of the drilling of the first test well. The Company and its partners will survey and make surface application for the second test well in advance of drilling the first test well, and will also survey for a potential pipeline tie-in for the first test well. The net cost to Eden is estimated at $157,500. The first well which commenced drilling in March 2006, is expected to recommence by December 15, 2006.

5. Oil and Gas Properties (continued)

(e)

On September 1, 2006 the Company entered into a farm-in arrangement with Starlight Oil and Gas LLC (“Starlight LLC”) and Starlight Corporation (“Starlight”) of Colorado, United States. Under the terms of the arrangement the Company will participate, with a 75% working interest, in the cost to drill a development well in the Ant Hill Unit in the White River Dome field in Colorado. The Ant Hill Unit is a 20,000 acre federal exploratory unit currently operated by EnCana Oil and Gas (USA). The Company has paid Starlight a prospect fee of $900,000. Starlight will retain a 7.5% gross overriding royalty on the lands. The Company is the majority participant with its 75% position in the arrangement. The first well under the agreement spud on September 21st and took 13 days to drill and set production casing. The second well spud on October 8th and took 12 days to drill and set production casing. Once both wells were cased the rig was released for the winter. Fracture stimulation commenced on Well 1 October 28th and Well 2 November 4th. Completion operations are expected to take approximately sixteen days per well. The Company expects completion times to drop to about seven days per well as it refines completion techniques.

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current Participating Areas (“PA’s”) commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40 acre drill site quarter/quarter section. For each well drilled, the Company and Starlight will also earn a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160-acre drilling block. After the initial four locations are drilled, the Company and Starlight may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the filed on 20acre spacing which would provide for another 68 drilling locations.

6.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $10,000 per month. By amended management agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $15,000 per month. During the nine month period ended September 30, 2006, management fees of $130,000 (2005 - $75,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005 with a director of the Company. Under the terms of the agreement, the Company agreed to pay $6,000 per month. By amended management agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $10,000 per month. During the nine month period ended September 30, 2006, management fees of $86,000 (2005 - $49,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006 with an officer of the Company. Under the terms of the agreement, the Company agreed to pay $10,000 per month. During the nine month period ended September 30, 2006, management fee of $50,000 (2005 – $nil) were incurred.

(d)	During the nine-month period ended September 30, 2006, the Company recorded stock-based compensation of $1,130,496 as management and consulting fees.

7.	Commitments

The Company entered into a management consulting agreement dated September 1, 2004 with a consultant. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $7,000 per month. During the nine month period ended September 30, 2006, consulting fees of $63,000 (2005 - $49,000) were incurred.

The Company entered into a consulting agreement dated July 5, 2005 for the provision of office administration services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of three months, and $3,000 per month thereafter. On the three month anniversary of the agreement, the Company paid a cash bonus of $3,000 and granted stock options to purchase up to 10,000 shares of common stock. By amended consulting agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $3,500 per month. On September 1, 2006 the consulting agreement was terminated and the Company hired the consultant as a full time employee.. During the nine month period ended September 30, 2006, consulting fees of $31,000 (2005 - $7,500) were incurred.

The Company entered into a consulting agreement dated February 1, 2006 with an individual to provide certain investor relations services. Under the terms of the agreement, the Company agreed to pay $2,250 per month until such time as the contract is terminated.

Under the terms of its Participation Agreements with Cedar Strat the Company must pay approximately net $346,500 in lease renewal fees over the next twelve months.

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current Participating Areas (“PA’s”) commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40 acre drill site quarter/quarter section. The first two wells are drilled and cased and should be completed by the end of November 2006.

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

8. Convertible Notes (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the embedded equity elements of $92,704 was charged to interest expense. The carrying value of the Convertible Debentures will be accrued to the face value of $8,625,000 to maturity. At September 30, 2006, accrued interest of $171,555 is included in accrued liabilities. Interest expense of $484,590 has been accreted during the period increasing the carrying value of the Convertible Debentures to $7,386,605.

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
(g)

On July 31, 2006, 165,774 common shares were issued in lieu of cash payment for 2% monthly charges relating to the effective date of registration of shares on Eden’s February 2006 financing. A further 165,774 $3.25 and 165,774 $5.25 warrants were issued relating to the same registration statement.

9. Capital Stock (continued)

Stock Option Plan

Effective May 1, 2005, the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 3,000,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. During the nine month period ended September 30, 2006:

a) The Company granted the stock options to directors and consultants to acquire up to 772,000 shares of common stock exercisable at $2.50 per share on or before February 28, 2011. One-third of the options vest on April 1, 2006, one-third vest on August 1, 2006 and the final one-third vest on December 1, 2006. The closing market price of the stock on the grant date was $2.50 per share. The fair value for options granted was estimated at the date of grant to be $1,739,934 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.55% and an expected volatility of 205.47%. The fair value of these stock options granted was approximately $2.25 per share. During the nine-month period ended September 30, 2006, the Company recorded stock-based compensation of $876,478 as management fees and $476,803 as consulting expense.

b) The Company granted the stock options to directors and consultants to acquire up to 150,000 shares of common stock exercisable at $2.50 per share on or before May 1, 2011. One-third of the options vest on August 1, 2006, one-third vest on November 1, 2006 and the final one-third vest on December 31, 2006. The closing market price of the stock on the grant date was $2.76 per share. The fair value for options granted was estimated at the date of grant to be $198,687 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 5.10% and an expected volatility of 116%. The fair value of these stock options granted was approximately $1.32 per share. During the nine-month period ended September 30, 2006, the Company recorded stock-based compensation of $124,184 as management fees.

A summary of the Company’s stock option activity is as follows:

	Nine months ended September 30, 2006		Nine months ended September 30, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	910,000	$ 1.56	1,330,000	$ 0.65

Granted	922,000	2.50	550,000	2.50

Cancelled / Forfeited	—	—	—	—

Exercised	(200,000)	0.75	(55,000)	0.50

Balance, end of period	1,632,000	$ 2.19	1,825,000	$ 1.21

As at September 30, 2006, the following options are outstanding:

Exercise Price	Weighted Average Remaining Contractual Life (in years)	Outstanding		Exercisable
		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – $0.50	2.70	250,000	$ 0.50	250,000	$ 0.50
$2.00 – $2.50	4.16	1,382,000	$ 2.50	1,024,692	$ 2.50

		1,632,000	$ 2.19	1,274,692	$ 2.01

9.	Capital Stock (continued)

Stock Option Plan (continued)

As at September 30, 2006, there was $461,162 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a period of three months. A summary of the status of the Company’s non-vested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2006	—	—
Granted	922,000	$ 2.10
Vested	(564,692)	$ 2.25

Non-vested at September 30, 2006	357,308	$ 1.99

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price

Balance, December 31, 2004	—	—
Issued	4,066,106	$ 2.57
Exercised	(3,028,506)	$ 1.47
Expired	—	—

Balance, December 31, 2005	1,037,600	$ 5.78
Issued	15,456,076	$ 4.25
Exercised	(57,500)	$ 2.00

Balance, September 30, 2006	16,436,176	$ 4.35

At September 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Overview

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada, USA and in the Province of Alberta, Canada. As of September 1, 2006 we are also engaged in natural gas development and production drilling in the State of Colorado USA. We were previously involved in the business of providing internet and programming services through our former subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business in a prior year and disposed of our subsidiary company on December 31, 2003 for nominal consideration.

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

Our Current Business

Eden Energy Corp. is engaged in various stages of exploration and development on multiple projects in the USA and Canada. These include the Noah Project, the Big Sand Spring Project and the Cherry Creek Project in Nevada, the Chinchaga Project in Alberta, and the Ant Hill Unit Drilling and Development Project in Colorado.

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

Due to exploration programs still being active, on December 16, 2005 the development program including related drilling commitment elections was extended from April 26, 2006 to October 26, 2006.

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

We have now completed our original seismic program interpretation and are currently reviewing this data with our partner Cedar Strat in order to select a drilling location for our first exploratory well.

Southern Frontier Project – Big Sand Spring Valley - Nevada

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

Pursuant to a Letter Agreement between Cedar Strat, Eternal Energy Corp. and Eden Energy Corp. dated November 1, 2006, Eternal Energy Corp. has proposed and Eden has accepted an offer to purchase 100% of Eden’s interest in the Southern Frontier Project while relinquishing all rights to the Northern Frontier Project in consideration for a payment of $200,000 and a release from any further obligations under the November 1, 2005 Participation Agreement.

Northern Frontier Project – Cherry Creek - Nevada

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

On September 30 2006, notice to surrender certain low priority Cherry Creek acres was given to Cedar Strat which when effective will result in Eden maintaining only approximately 18,500 acres of premium prospective leases.

Chinchaga Project - Alberta

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

The first Chinchaga well which commenced drilling in March 2006 and subsequently was suspended due to warm weather in northern Alberta, is expected to recommence by December 15, 2006. The well is expected to take approximately 18 days to reach final depth.

Ant Hill Unit Drilling and Development Project – Colorado

Effective September 1, 2006 through our wholly owned subsidiary Eden Energy Colorado LLC, we entered into a farm-in agreement with Starlight Oil and Gas LLC and Starlight Corporation under which Eden and Starlight will undertake development drilling of the Ant Hill Unit on the eastern flank of the White River Dome field in Colorado. The Ant Hill Unit is a 20,000 acre federal exploratory unit currently operated by EnCana Oil and Gas (USA). Starlight is a private Colorado company.

Under the terms of the agreement, Eden has paid Starlight a prospect fee of $900,000. Starlight will participate for a 10% working interest and Eden will have a 75% working interest in the prospective lands. Starlight will retain a 7.5% gross overriding royalty on the lands.

The first well under the agreement spud on September 21st and took 13 days to drill and set production casing. The second well spud on October 8th and took 12 days to drill and set production casing. Once both wells were cased the rig was released for the winter. Fracture stimulation commenced on Well 1 October 28 and Well 2 November 4.

Completion operations are expected to take approximately 16 days per well. The Company expects completion times to drop to about 7 days per well as it refines completion techniques.

White River Dome Field and Ant Hill Unit:

The Ant Hill Project is a development drilling program located in the Piceance Basin of western Colorado. The Ant Hill Unit is a 20,000-acre federal exploratory unit currently operated by EnCana Oil and Gas (USA) on the eastern flank of the White River Dome Field located in T2N-R96&97W, Rio Blanco County, Colorado. The primary targets are the Cameo Coal and Williams Fork Sandstones of the Cretaceous Mesaverde Group, found at an average depth of 8,100 feet. Cumulative production from the field is in excess of 65 BCF from 157 wells, with current production averaging 11 MMCF/D from 100 active wells.

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, and which Eden became a party to, Eden and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current Participating Areas (PA’s) commencing in the fall of 2006. The wells will be drilled on 160 acre drilling blocks typically encompassing standard governmental quarter sections. By drilling and completing these wells, the existing federal exploratory unit will remain in effect for several more years. Eden and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden and Starlight will also earn a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160 acre drilling block. After the initial four locations are drilled, Eden and Starlight may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing which would provide for another 68 drilling locations.

Typical well life in the field is 17 years. Eden estimates ultimate reserves per well to be approximately 1.07 BCF per well, with an initial production rate of approximately 710mcfd. Gas from the Ant Hill unit typically contains about 25% carbon dioxide, which is removed at a local natural gas treatment plant. Drilling and Completion costs are estimated to be $1.9MM per well. Operations in the White River Dome field are largely prohibited in the winter months.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to evaluate our leases in eastern Nevada and prepare for exploratory drilling. We will continue to participate in our Alberta project as our 50% position provides for. We will also continue with our development drilling program in Colorado as our partnership there provides for.

Currently in Nevada we hold approximately 211,000 acres pursuant to lease agreements on the Noah Project, approximately 102,757 acres pursuant to lease agreements on our Southern Frontier project, and approximately 69,982 acres pursuant to lease agreements on our Northern Frontier project. The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases. We have not yet earned any leases in our White River Dome project in Colorado. Once we recommence drilling in Alberta this winter and complete our first exploration well we will hold approximately 7,000 acres in our exploration partnership.

Our portfolio of exploration projects includes the Noah, Big Sand Spring Valley, and Cherry Creek projects in the USA, and the Chinchaga project in Alberta. As the expenditure allocation table below illustrates we are near completion of geological and seismic interpretation on these projects and initiating exploratory drilling operations. Based on our current interpretation of the Noah Project, we have revised our cost estimate downward for the first exploration well of approximately 8500 feet to the $4,000,000 range from our earlier $6,000,000 estimate.

With the addition of our Ant Hill Unit development drilling project we have reallocated resources from our earlier drilling program estimates to meet seasonal and priority realities. We are budgeting for 7 development wells in the Ant Hill Unit over the next 12 month period ($12,352,941) which we estimate will provide approximately $1,800,000 in net cash flow. We are budgeting for 2 further exploratory wells in Alberta ($3,450,000) in addition to the completion ($1,240,000) of our first well which was suspended last spring. Additionally, we are budgeting for our first exploratory well in Nevada with a gross cost estimated at $4,000,000. Combined, we have budgeted a net $18,376,275 over the next 12 month period for drilling programs on our projects which we commenced with on September 21, 2006.

Our net cash provided by financing activities during the year ended December 31, 2005 was $19,327,234 and for the nine month period from January 1, 2006 to September 30, 2006 was $15,874,636. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to September 30, 2006 was $38,306,807.

We will require additional funds to implement our growth strategy in our oil and gas exploration and development operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

On August 25, 2005 we issued convertible promissory notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The notes bear interest at 6% per annum, mature on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No further investments were made under this option. On November 28, 2005, we issued 90,000 shares of common stock upon the conversion of a portion of our convertible promissory notes. On December 1, 2005 we issued 59,291 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the financing on February 24, 2006 the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04. On June 1, 2006 we issued 113,258 shares of common stock in lieu of a cash interest payment on the convertible promissory notes.

On September 27, 2005, we issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986. On November 8, 2005, we received a portion of an initial project acquisition cost in the amount of US$667,000.

On February 16, 2006, we issued 7,366,520 shares and 14,733,040 share purchase warrants at a price of $2.25 per share for gross proceeds of $16,574,670. The warrant entitles the holders to purchase an additional 7,366,520 shares of common stock of our company at a price of $3.25 per share and an additional 7,366,520 shares of common stock at a price of $5.25 per share until February 16, 2009. On July 31, 2006 we issued 165,774 shares of common stock pursuant to the financing’s registration requirements.

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases and continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative and Corporate Expenses	1,800,000
Nevada Land – Noah, Big Sand Spring, Cherry Creek projects	346,500
Alberta Land – Chinchaga project	857,153
Drilling Programs (commenced September 21 2006)	18,376,275
Working Capital	4,000,000
Total	25,379,928

As at September 30, 2006, we had $339,304 in current liabilities. Our financial statements report a net loss of $1,241,505 for the three month period ended September 30, 2006 compared to a net loss of $4,259,895 for the three month period ended September 30, 2005. Our net cash used in operations for the nine months ended September 30, 2006 was $657,047 compared to $586,776 used in the nine months ended September 30, 2005. Our accumulated losses increased to $9,685,372 as of September 30, 2006, of which $9,130,233 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. Our losses have increased primarily as a result of a non-cash interest expense allocation relating to the intrinsic value of the beneficial conversion feature of our convertible note and warrant financing of $4,738,918. Additionally our general, administrative, and corporate expenses increased to $974,888 for the three month period ended September 30, 2006, as compared to $328,092 for the three month period ended September 30, 2005. We realized an overall increase in most expense categories during the three month period ended September 30, 2006 as we were advancing our activities in the oil and gas business, as compared to the three month period ended September 30, 2005 when we were formulating our new business acquisitions and opportunities.

Our total liabilities as of September 30, 2006 were $7,725,909 as compared to total liabilities of $7,316,522 as of December 31, 2005. The slight increase was due to the decrease in accounts payable (from $414,507 as at December 31, 2005 to $339,304 as at September 30, 2006) being offset by an increase in allocation for our Convertible Notes from $6,902,015 as at December 31, 2005 to $7,386,605 as at September 30, 2006.

During the nine month period ended September 30, 2006 we spent $6,045,485 on exploration and acquisition of our oil and gas properties as compared to $1,486,233 spent during the nine month period ended September 30, 2005. Of this amount $2,012,994 was attributable to acquisition costs (2005 - $2,296,339), and $4,032,491 (2005 - $2,858,925) was attributable to exploration costs.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada and Alberta as well as expanding our development drilling program in Colorado. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases and with early stage exploration and evaluation of acquired data. With this stage nearing completion we intend to use the results obtained from this dedicated research to establish a going forward exploratory drilling and development plan. Effective September 1, 2006, we are engaged in natural gas development drilling in Colorado.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2007 other than office computers, furnishings, and communication equipment as required.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of September 30, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At September 30, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $3,245,701 for the nine month period ended September 30, 2006, and cumulative losses of $9,130,233 to September 30, 2006. Our net cash used in operations for the nine months ended September 30, 2006 was $657,047. As of September 30, 2006 we had working capital of $27,386,025 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to September 30, 2006, we have incurred aggregate losses of approximately $9,130,233. Our loss from operations for the nine month period ended September 30, 2006 was $3,245,701. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties with the exception of the Ant Hill Unit in the White River Dome Field, Colorado are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties primarily are in the exploration and development stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).
(10)	Material Contracts
10.1	Assignment Agreement with Fort Scott Energy Corp. dated the 5th day of August 2004 (incorporated by reference from our Current Report on Form 8-K filed on September 13, 2004).
10.2	Convertible Debenture dated August 31, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.3	Share Transfer Agreement dated August 5, 2004 with Fort Scott Energy Corp. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
10.4	Management Agreement dated September 1, 2004 with D. Sharpe Management Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005).
10.5	Management Agreement dated September 1, 2004 with Neil Maedel (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2005).
10.6	Form of Subscription Agreement (incorporated by reference from our Form SB-2 filed on May 2, 2005).
10.7	Form of Subscription Agreement with RAB Special Situations LP and Paul Masters (incorporated by reference from our Form SB-2 filed on May 2, 2005).
10.8	Management Consulting Agreement dated May 1, 2005 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.9	Amended Management Consulting Agreement dated May 1, 2005 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.10	Amended Management Consulting Agreement dated May 1, 2005 with Neil Maedel (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.11

Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

Donald Sharpe
John Martin
Neil Maedel
Drew Bonnell

33

10.12

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

10.13

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

34

10.15

Form of Series A Share Purchase Warrant entered into with the following persons (incorporated by reference form our Current Report on Form 8-K filed on August 31, 2005):

Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital L.P.
Enable Growth Partners LP
Enable Opportunity Partners LP

10.16	Form of Convertible Promissory Note entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005).
10.17

Form of Series A Share Purchase Warrant entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005).

10.18

Form of Broker Warrant entered into with the following (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005):

H.C. Wainwright & Co., Inc.
John R. Clarke
Scott F. Koch
Energy Equities, Inc.
Ocean Equities Ltd.

10.19	Participation Agreement with Merganser Limited (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
10.20

Joint Participating Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation dba Cedar Strat Corporation (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).**

10.21	Form of Subscription Agreement entered into with the following individuals (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2006):

35

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

10.22

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

10.24	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**
10.25	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006)
10.26	Stock Option Agreement with Larry B. Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006)
10.27

Agreement to Participate for an Interest in that Certain Drilling & Development Agreement with Starlight Oil & Gas LLC effective September 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 22, 2006)

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

36

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

November 14, 2006

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

November 14, 2006