Form 10QSB/A
period 2006-09-30
EDEN ENERGY CORP
filed 2006-11-17
CIK 1083866

1

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CW932592.1

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

(Expressed in United States dollars)

	September 30, 2006	December 31, 2005
Assets	(Unaudited)

Current Assets

Cash and cash equivalents	$25,252,065	$18,082,596
Restricted cash (Note 10)	2,000,000	—
Accounts receivable (Note 5(b))	207,756	—
Prepaid expenses	74,504	2,200
Current portion of deferred financing costs	191,004	191,004

Total Current Assets	27,725,329	18,275,800

Oil and gas properties, unproven (Note 5)	11,000,745	5,155,264
Property and equipment, net of depreciation	54,114	5,569
Deferred financing costs, net of amortization	175,075	318,328

Total Assets	$38,955,263	$23,754,961

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$339,304	$414,507

Total Current Liabilities	339,304	414,507

Convertible Notes, less unaccreted discount of $1,238,395 (2005 - $1,722,985) (Note 8)	7,386,605	6,902,015

Total Liabilities	7,725,909	7,316,522

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
42,038,728 (December 31, 2005 – 34,135,676) shares issued and outstanding	42,039	34,136

Additional paid-in capital	40,822,782	22,843,973

Accumulated other comprehensive income	49,905	—

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(9,130,233)	(5,884,531)

Total Stockholders’ Equity	31,229,354	16,438,439

Total Liabilities and Stockholders’ Equity	$38,955,263	$23,754,961

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Operations

(Expressed in United States dollars)

(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2006

Expenses

Consulting (Note 9)	$225,344	$67,568	$539,803	$315,195	$1,090,832
Depreciation	50,302	16,079	147,247	16,291	211,554
Filing fees and transfer agent	2,793	6,327	14,446	12,808	35,128
General and administrative	135,280	138,409	440,770	283,919	850,364
Interest expense (Note 8)	528,855	3,970,861	1,254,366	4,014,367	5,751,677
Management fees
- cash (Note 6)	105,000	48,000	266,000	124,000	461,000
- stock-based compensation (Note 9)	450,144	—	1,000,662	—	1,088,162
Professional fees	56,327	67,788	178,730	123,598	473,349

Loss before other income	(1,554,045)	(4,315,032)	(3,842,024)	(4,890,178)	(9,962,066)

Other income

Interest income	312,540	55,137	596,323	98,772	831,833

Net loss	(1,241,505)	(4,259,895)	(3,245,701)	(4,791,406)	(9,130,233)

Other Comprehensive Income

Foreign currency translation adjustment	(50)	—	49,905	—	49,905

Comprehensive loss	$(1,241,555)	$(4,259,895)	$(3,195,796)	$(4,791,406)	$(9,080,328)

Basic and diluted loss per share	$(0.03)	$(0.14)	$(0.08)	$(0.18)

Weighted average number of common shares outstanding	41,983,000	31,401,000	40,521,000	27,327,000

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Interim Consolidated Statements of Cash Flows

(Expressed in United States dollars)

(Unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2006

Cash flows from Operating Activities:
Net loss from operations	$(3,245,701)	$(4,791,406)	$(9,133,782)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of convertible debt	484,590	3,938,226	4,722,599
Interest expense paid by issue of common stock	634,611	—	815,825
Depreciation	147,247	16,291	211,366
Stock-based compensation	1,477,465	120,863	1,787,345

Changes in non-cash operating assets and liabilities:

Accounts receivable	(7,752)	—	(7,752)
Prepaid expenses and other	(72,304)	4,614	(74,504)
Accounts payable and accrued liabilities	(75,203)	124,636	379,651

Net cash used in operations	(657,047)	(586,776)	(1,299,252)

Cash flows from Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)
Purchase of property and equipment	(52,538)	(3,444)	(55,011)
Oil and gas property acquisition and exploration, net	(6,045,485)	(1,486,233)	(9,749,973)

Net cash used in investing activities	(6,098,023)	(1,489,677)	(9,805,459)

Cash flows from Financing Activities:
Proceeds from convertible notes	—	8,502,000	8,502,000
Issuance of common stock	16,094,551	10,690,233	30,024,785
Share issue costs paid	(219,915)	—	(219,915)

Net cash provided by financing activities	15,874,636	19,192,233	38,306,870

Effect of exchange rate changes on cash	49,903	—	49,481

Increase in cash and cash equivalents	9,169,469	17,115,780	27,251,640

Cash and cash equivalents, beginning	18,082,596	2,332,744	—

Cash and cash equivalents, ending	$27,252,065	$19,448,524	$27,251,640

Non-cash financing and investing activities:
Issue of common stock for interest expense	$634,611	$—	$815,825
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these interim consolidated statements

1.	Basis of Presentation

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$(4,259,895)	$ (4,791,406)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	-	120,863

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	-	(1,208,630)

Pro forma net loss	$(4,259,895)	$ (5,879,173)

Loss per share:

Basic and Diluted - as reported	$ (0.14)	$ (0.18)
Basic and Diluted - pro forma	$ (0.14)	$ (0.22)

4.	Recent Accounting Pronouncements

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characte rization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers wit h publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

All of the Company’s oil and gas properties are located in the United States and Canada and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	September 30, 2006	December 31, 2005

Acquisition costs
Canada	$ -	$ -
United States	4,109,329	2,296,339

	4,109,329	2,296,339

Exploration costs
Canada	687,687	-
United States	6,203,729	2,858,925

	6,891,416	2,858,925

Total	$ 11,000,745	$ 5,155,264
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

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current Participating Areas (“PA’s”) commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40 acre drill site quarter/quarter section. For each well drilled, the Company and Starlight will also earn a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160-acre drilling block. After the initial four locations are drilled, the Company and Starlight may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the filed on 20 acre spacing which would provide for another 68 drilling locations. The Company agreed to deliver an irrevocable Letter of Credit payable to Starlight LLC in the amount of $1,764,800. Upon the Company participating in the drilling of each commitment well, 25% of the Letter of Credit will be released. Refer to Note 10.

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

The Company entered into a consulting agreement dated July 5, 2005 for the provision of office administration services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of three months, and $3,000 per month thereafter. On the three month anniversary of the agreement, the Company paid a cash bonus of $3,000 and granted stock options to purchase up to 10,000 shares of common stock. By amended consulting agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $3,500 per month. On September 1, 2006 the consulting agreement was terminated and the Company hired the consultant as a full time employee. During the nine month period ended September 30, 2006, consulting fees of $31,000 (2005 - $7,500) were incurred.

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

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2006	—	—
Granted	922,000	$ 2.10
Vested	(564,692)	$ 2.25

Non-vested at September 30, 2006	357,308	$ 1.99

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price

Balance, December 31, 2004	—	—
Issued	4,066,106	$ 2.57
Exercised	(3,028,506)	$ 1.47
Expired	—	—

Balance, December 31, 2005	1,037,600	$ 5.78
Issued	15,456,076	$ 4.25
Exercised	(57,500)	$ 2.00

Balance, September 30, 2006	16,436,176	$ 4.35

At September 30, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

10.	Restricted Cash

The Company has secured $2,000,000 towards a Letter of Credit payable as to $235,200 to HSBC Bank Canada as security for corporate credit cards and $1,764,800 to Starlight LLP as security for drilling commitments (Note 5(e)). Subsequently on November 9, 2006, the Letter of Credit was reduced to $1,860,452 upon HSBC Bank Canada releasing $139,548.

F-15

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

To date we have acquired leases totaling approximately 211,000 acres on this project, which we have named the Noah Project.

The exploration program results on the Noah Project will determine the development program. To date exploration costs include the acquisition of proprietary and licensed gravity and magnetic data, processing and interpreting 39 miles of proprietary and other trade licensed seismic data, integration of sub-surface and surface geology, gravity, magnetic, and seismic data, and the planned surveying for a further 33 mile seismic program.

We have now completed our original seismic program interpretation and are currently reviewing this data with our partner Cedar Strat in order to select a drilling location for our first exploratory well.

Southern Frontier Project – Big Sand Spring Valley - Nevada

On June 13, 2005, we entered into a separate Agreement with Cedar Strat Corporation which was formalized into a final Participation Agreement on November 1, 2005,. The Participation Agreement entitles Eden Energy Corp. or its Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI). Pursuant to the terms of the Participation Agreement, these rights include any renewals or extensions thereof, by virtue of which the holder is entitled to enter, access, drill for and remove petroleum and natural gas on the lands pertaining to the leases. The lands comprising the area of mutual interest are located in eastern Nevada.

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

As set out in the Participation Agreement, on November 8, 2005, we received Merganser’s portion of the initial US$1,000,000 project acquisition cost, being US$667,000. (US$100,000 deposit plus US$567,000). Merganser changed its name to Eternal Energy Corp. around this time. Pursuant to a Letter Agreement with Eternal Energy Corp. (formerly Merganser) on April 14, 2006 Eternal is entitled to transfer its interests from our Southern Frontier project to our Northern Frontier Project under the same terms and conditions.

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

Under the terms and conditions of this Letter Agreement, Cedar Strat will manage certain exploration programs within the AMI designed to bring the prospect to a drillable status. Cedar Strat will provide us with copies of the exploration data. Eden has paid Cedar Strat $216,000 for exploration expenses which included gravity and field mapping. Cedar Strat’s field work is now completed.

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

The exploration program results on Cherry Creek will determine the development program and to date includes the integration of all surface geology with gravity and magnetics.

On September 30 2006, notice to surrender certain low priority Cherry Creek acres was given to Cedar Strat which will result in Eden maintaining only approximately 18,500 acres of premium prospective leases.

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

Ant Hill Unit Drilling and Development Project – Colorado

The Ant Hill Project is a development drilling program located in the Piceance Basin of western Colorado. Effective September 1, 2006, through our wholly owned subsidiary Eden Energy Colorado LLC, we entered into a farm-in agreement with Starlight Oil and Gas LLC and Starlight Corporation under which Eden and Starlight will undertake development drilling on the eastern flank of the White River Dome field located in T2N-R96&97W, Rio Blanco County, Colorado. Under the terms of the agreement, Eden has paid Starlight a prospect fee of $900,000. Starlight will participate for a 10% working interest and Eden will have a 75% working interest in the prospective lands. Starlight will retain a 7.5% gross overriding royalty on the lands.

The Ant Hill Unit is a 20,000 acre federal exploratory unit currently operated by EnCana Oil and Gas (USA). Under a Drilling and Development Agreement executed between Starlight (a private Colorado company) and EnCana on May 5, 2006, and which Eden became a party to, Eden and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current Participating Areas (PA’s) commencing in the fall of 2006. The wells will be drilled on 160 acre drilling blocks typically encompassing standard governmental quarter sections. By drilling and completing these wells, the existing federal exploratory unit will remain in effect for several more years. Eden and Starlight will carry

EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden and Starlight will also earn a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160 acre drilling block.

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

Our portfolio of exploration projects includes the Noah, Big Sand Spring Valley, and Cherry Creek projects in the USA, and the Chinchaga project in Alberta. As the expenditure allocation table below illustrates we are near completion of geological and seismic interpretation on these projects and initiating exploratory drilling operations. Based on our current interpretation of the Noah Project, we have revised our cost estimate downward for the first exploration well of approximately 8500 feet to the $4,000,000 range from our earlier $6,000,000 estimate..

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

Our net cash provided by financing activities during the year ended December 31, 2005 was $19,327,234 and for the nine month period from January 1, 2006 to September 30, 2006 was $15,874,636. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to September 30, 2006 was $38,306,870.

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

On February 17 and 23, 2006, we issued a combined total of 7,366,520 shares and 14,733,040 share purchase warrants at a price of $2.25 per share for gross proceeds of $16,574,670. The warrant entitles the holders to purchase an additional 7,366,520 shares of common stock of our company at a price of $3.25 per share and an additional 7,366,520 shares of common stock at a price of $5.25 per share until February 16, 2009. On July 31, 2006 we issued 165,774 shares of common stock pursuant to the financing’s registration requirements.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-

production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of September 30, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At September 30, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

19

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

20

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

21

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

22

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

November 17, 2006

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

November 17, 2006