Form 10KSB/A
period 2005-12-31
EDEN ENERGY CORP
filed 2006-12-19
CIK 1083866

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

Common Stock, par value $0.001
(Title of class)
Preferred Stock, par value $0.001
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
(Check one):	Yes [ ]	No ☒.

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

CW987698.1

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

31,766,047 common shares @ $1.52(1) = $48,284,391

(1) Average of bid and ask closing prices on December 15, 2006.

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

42,038,729 common shares issued and outstanding as of December 1, 2006.

No preferred shares issued and outstanding as of December 1, 2006.

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

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No ☒.

CW987698.1

PART I

Item 1.	Description of Business.

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

CW987698.1

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

CW987698.1

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

CW987698.1

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

CW987698.1

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

CW987698.1

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

CW987698.1

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

CW987698.1

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

CW987698.1

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

CW987698.1

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

(2) We effected a 2 for 1 stock split on June 16, 2004.

CW987698.1

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On December 1, 2006, the shareholders' list of our common shares showed 180 registered shareholders and 42,038,729 shares outstanding.

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

CW987698.1

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

CW987698.1

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

On February 23, 2006 we issued a total of 300,890 shares and 601,780 share purchase warrants pursuant to a private placement at $2.25 per share for gross proceeds of $677,002.50. Each warrant shall be transferable and shall entitle the holder thereof to purchase one share of our common stock until February 16, 2009 at a price per warrant share of $3.25 and $5.25 respectively.

In addition, we issued 391,488 broker’s warrants, issued on the same terms as the investors’ warrants representing 4% of the aggregate number of shares of our common stock under the offering and a cash placement fee of 6% of the gross proceeds of the offering for brokerage services in the transaction.

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

CW987698.1

Working Capital	4,000,000
(less Merganser JV funding)	(1,000,000)
Total	26,876,800

As at December 31, 2005, we had $414,507 in current liabilities. Our financial statements report a net loss of $5,562,407 for the twelve month period ended December 31, 2005 compared to a net loss of $322,124 for the twelve month period ended December 31, 2004. Our accumulated losses increased to $6,439,670 for the period ending December 31, 2005, of which $5,884,531 relates to our current business of oil and gas exploration, and $555,139 relates to the early technology business prior to business change. Our losses increased primarily as a result of a non-cash interest expense allocation relating to the intrinsic value of the beneficial conversion feature of our convertible note and warrant financing ($4,221,342). Additionally our general, administrative and corporate expenses increased to meet our obligations. We realized an overall increase in all expense categories during the twelve month period ended December 31, 2005 as we were highly active and involved in the oil and gas business, as compared to the twelve month period ended December 31, 2004 when we were seeking, acquiring and formulating our new business opportunities.

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

During the twelve month period ended December 31, 2005 we spent $3,034,680 on exploration and acquisition of our oil and gas properties compared to $2,120,584 during the twelve month period ended December 31, 2004. Of this amount, $780,872 (2004 - $1,515,467) was attributable to acquisitions costs, and $2,253,808 (2004 - $605,117) was attributable to exploration costs

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital. In this regard we have raised additional capital through the convertible debt and equity offerings noted above.

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

CW987698.1

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

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “ Share Based Payment ”. SFAS 123R is a revision of SFAS No. 123 “ Accounting for Stock-Based Compensation ”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees ” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on our company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. We will consider SAB 107 during implementation of SFAS 123R.

CW987698.1

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

CW987698.1

Audited Consolidated Statements of Cash Flows for the year ended December 31, 2005 and for the year ended December 31, 2004

Audited Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the period from January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2005

Notes to the Consolidated Financial Statements

CW987698.1

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in United States dollars)

December 31, 2005

CW987698.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

We have audited the accompanying consolidated balance sheet of Eden Energy Corp. (an exploration stage company) as of December 31, 2005 and 2004 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from January 1, 2004 (date of inception of exploration stage) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders’ deficit for the years then ended and the period from January 1, 2004 (date of inception of exploration stage) to December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

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

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Expressed in United States dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2005

Expenses

Consulting	$457,976	$93,054	$551,030
Depreciation and amortization	64,307	—	64,307
Filing fees and transfer agent	14,443	6,238	20,681
General and administrative	386,409	23,186	409,595
Interest expense (Note 6)	4,468,945	28,365	4,497,310
Management fees (Note 5)	172,000	110,500	282,500
Professional fees	227,375	67,243	294,618

Loss before other income	(5,791,455)	(328,586)	(6,120,041)

Other income

Interest income	229,048	6,462	235,510

Net loss for the year	$(5,562,407)	$(322,124)	$(5,884,531)

Basic and diluted loss per share	$(0.19)	$(0.02)

Weighted Average Common Shares Outstanding	29,264,000	18,057,000

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Expressed in United States dollars)

	Year Ended December 31, 2005	Year Ended December 31, 2004	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2005

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(5,562,407)	$(322,124)	$(5,884,531)

Adjustments to reconcile net loss to net cash provided by operating activities:

Interest expense relating to accretion of convertible debt	4,221,342	16,667	4,238,009
Interest expense paid by issue of common stock	181,214	—	181,214
Depreciation and amortization	64,307	—	64,307
Stock-based compensation	140,141	169,740	309,881

Changes in non-cash operating assets and liabilities:

Prepaid expenses	4,614	(6,814)	(2,200)
Accounts payable and accrued liabilities	414,295	40,559	454,854

	(536,494)	(101,972)	(638,466)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	(475)	(475)
Purchase of property and equipment	(6,208)	—	(6,208)
Oil and gas property acquisition and exploration	(3,034,680)	(669,809)	(3,704,489)

	(3,040,888)	(670,284)	(3,711,172)

Financing Activities:
Proceeds from convertible notes	8,502,000	—	8,502,000
Issuance of common stock	10,825,234	3,105,000	13,930,234

	19,327,234	3,105,000	22,432,234

Increase in cash	15,749,852	2,332,744	18,082,596

Cash, beginning of year	2,332,744	—	—

Cash, end of year	$18,082,596	$2,332,744	$18,082,596

Non-cash financing and investing activities:
Issue of common stock for interest expense	$181,214	$—	$181,214
Issue of common shares for oil and gas properties	$—	$450,000	$450,000
Issue of convertible debenture, net of discount	$—	$400,000	$400,000
Debt assumed by previous management	$—	$19,846	$19,846

Supplementary disclosure:
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2005

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	capital	stage	stage	adjustment	(deficiency)

Balance, December 31, 2003	17,145,868	$ 17,146	$ 525,808	$ (555,139)	$ -	$ -	$ (12,185)

November 1, 2004: Issued for acquisition of Oil and Gas Property	500,000	500	449,500	-	-	-	450,000

November 12, 2004: Issued for cash	6,190,000	6,190	3,088,810	-	-	-	3,095,000

November 24, 2004: Issued for cash	20,000	20	9,980	-	-	-	10,000

Stock-based compensation	-	-	169,740	-	-	-	169,740

Convertible debenture:
Intrinsic value	-	-	500,000	-	-	-	500,000
Discount interest rate	-	-	100,000	-	-	-	100,000

Debt assumed by previous management	-	-	19,846	-	-	-	19,846

Net loss for the year	-	-	-	-	(322,124)	-	(322,124)

Balance, December 31, 2004	23,855,868	23,856	4,863,684	(555,139)	(322,124)	-	4,010,277

April 5, 2005: Issued for cash	25,000	25	12,475	-	-	-	12,500

April 5, 2005: Issued for cash	3,840,067	3,840	5,348,340	-	-	-	5,352,180

April 29, 2005: Issued for cash	200,000	200	299,800	-	-	-	300,000

June 1, 2005: Issue for cash	30,000	30	14,970	-	-	-	15,000

July 6, 2005: Issue for cash	250,000	250	199,750	-	-	-	200,000

July 7, 2005: Issue for cash	75,000	75	37,425	-	-	-	37,500

July 11, 2005: Issued for cash	390,000	390	779,610	-	-	-	780,000

July 15 2005: Conversion of convertible debt (Note 6)	2,131,944	2,132	530,854	-	-	-	532,986

July 19, 2005: Issued for cash	20,000	20	39,980	-	-	-	40,000

July 20, 2005: Issued for cash	165,000	165	329,835	-	-	-	330,000

July 22, 2005: Issued for cash	58,334	58	116,610	-	-	-	116,668

July 28, 2005: Issued for cash	12,500	13	24,987	-	-	-	25,000

August 4, 2005: Issued for cash	110,000	110	219,890	-	-	-	220,000

August 9, 2005: Issued for cash	30,000	30	59,970	-	-	-	60,000

August 10, 2005: Issued for cash	900,000	900	1,799,100	-	-	-	1,800,000

Subtotal	32,093,713	$ 32,094	$ 14,677,280	$ (555,139)	$ (322,124)	$ -	$ 13,832,111

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

(Expressed in United States dollars)

From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2005

				Retained earnings (deficit)	Deficit
				accumulated	accumulated		Total
			Additional	prior to the	during the	Cumulative	stockholders'
	Common stock		paid-in	exploration	exploration	translation	equity
	Shares	Amount	Capital	stage	stage	adjustment	(deficiency)

Carry forward	32,093,713	$ 32,094	$ 14,677,280	$ (555,139)	$ (322,124)	$ -	$ 13,832,111

August 11, 2005: Issued for cash	50,000	50	124,950	-	-	-	125,000

August 16, 2005: Issued for cash	75,000	75	149,925	-	-	-	150,000

August 19, 2005: Issued for cash	116,700	117	233,283	-	-	-	233,400

August 25, 2005: Issued for cash	50,000	50	49,950	-	-	-	50,000

September 2, 2005: Issued for cash	35,000	35	69,965	-	-	-	70,000

September 8, 2005: Issued for cash	20,000	20	39,980	-	-	-	40,000

September 14, 2005: Issued for cash	100,000	100	49,900	-	-	-	50,000

September 15, 2005: Issued for cash	200,000	200	149,800	-	-	-	150,000

September 27, 2005: Issued for cash	1,065,972	1,066	531,920	-	-	-	532,986

October 12, 2005: Issued for cash	150,000	150	74,850	-	-	-	75,000

October 18, 2005: Issued for cash	12,500	13	24,987	-	-	-	25,000

October 25, 2005: Issued for cash	17,500	17	34,983	-	-	-	35,000

November 28, 2005: Conversion of convertible debt (Note 6)	90,000	90	449,910	-	-	-	450,000

December 1, 2005: Issued for interest expense (Note 6)	59,291	59	148,169	-	-	-	148,228

Convertible debenture:
Intrinsic value	-	-	3,854,490	-	-	-	3,854,490
Discount interest rate	-	-	2,039,490	-	-	-	2,039,490

Stock-based compensation	-	-	140,141	-	-	-	140,141

Net loss for the year	-	-	-	-	(5,562,407)	-	(5,562,407)

Balance, December 31, 2005	34,135,676	$ 34,136	$ 22,843,973	$ (555,139)	$ (5,884,531)	$ -	$ 16,438,439

1.	Nature and Continuance of Operations

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

2.    Significant Accounting Policies (continued)

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 "Interest on Receivables and Payables", the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 "Classification of Debt Issue Costs in the Statement of Cash Flows" and classifies cash payments for debt issue costs as a financing activity. During the year ended December 31, 2005, the Company recognized amortization expense of $63,668.

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

2.    Significant Accounting Policies (continued)

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

2.    Significant Accounting Policies (continued)

Stock – Based Compensation (continued)

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusal instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

2. Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “ Share Based Payment ”. SFAS 123R is a revision of SFAS No. 123 “ Accounting for Stock-Based Compensation ”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees ” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company’s results of operations or financial position.

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

41

- - -

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2005, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and our chief financial officer. Based upon that evaluation, our president and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and our chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 1, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	10,941,501(2)	25.60%
Drew Bonnell 2320 Queen Avenue West Vancouver, BC V7V 2Y6	455,500(3)	*
John Martin 2, rue Thalberg 1201 Geneva, Switzerland	175,681(4)	*
Directors and Executive Officers as a Group	11,572,682(5)	26.69%

* Less than 2%.

(1) Based on 42,038,729 shares of common stock issued and outstanding as of December 1, 2006. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 700,000 shares of common stock exercisable within 60 days.

(3) Includes options to acquire an aggregate of 450,000 shares of common stock exercisable within 60 days.

(4) Includes options to acquire an aggregate of 150,000 shares of common stock and warrants to acquire 20,454 shares of common stock exercisable within 60 days.

(5) Includes options to acquire an aggregate of 1,320,454 shares of common stock.

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

Date: December 18, 2006

By: /s/ Drew Bonnell

Drew Bonnell

Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: December 18, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: December 18, 2006

By: /s/ Drew Bonnell

Drew Bonnell,

Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Date: December 18, 2006

By: /s/ John Martin

John Martin

Director

Date: December 18, 2006