Form 10KSB
period 2006-12-31
EDEN ENERGY CORP
filed 2007-04-02
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

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

CW1089405.1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $883,785

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

10,152,228 common shares @ $1.105(1) = $11,218,211

(1) Average of bid and ask closing prices on March 29, 2007.

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

42,188,195 common shares issued and outstanding as of March 5, 2007.

No preferred shares issued and outstanding as of March 5, 2007.

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

CW1089405.1

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

Business Development During Last Three Years

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada, USA and in the Province of Alberta, Canada. As of September 1, 2006 we are also engaged in natural gas development and production drilling in the State of Colorado, USA. We were previously involved in the business of providing internet and programming services through our former subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business in a prior year and disposed of our subsidiary company on December 31, 2003 for nominal consideration.

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

CW1089405.1

Our Current Business

Eden Energy Corp. is engaged in various stages of exploration and development on multiple projects in the USA and Canada. Currently, these include the Noah and Cherry Creek Projects in Nevada, the Chinchaga Project in Alberta, and the Ant Hill Unit Drilling and Development Project in Colorado.

Noah Project - Nevada

On August 31, 2004 we approved an Assignment Agreement with Fort Scott Energy Corp. dated August 5, 2004 pursuant to which we have acquired Fort Scott’s interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”).

The Participation Agreement provides for the acquisition of leases, reservations, permits, licenses, or other documents of title held by Fort Scott via its wholly owned subsidiary, Frontier Explorations Ltd. (“Frontier”), which have been or will be acquired in the area of mutual interest pursuant to the terms of the Participation Agreement, including any renewals or extensions thereof, by virtue of which the holder is entitled to enter, access, drill for and remove petroleum and natural gas on the lands pertaining to the leases. The assets which we have acquired are the petroleum and natural gas rights and leases held by Fort Scott through Frontier Explorations Ltd. The lands comprising the area of mutual interest are located in eastern Nevada.

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

CW1089405.1

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

To date we have acquired leases totaling approximately 211,000 gross acres on this project, which we have named the Noah Project.

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

On March 1, 2007 we entered into a Letter Agreement with Cedar Strat whereby the go forward development plan for the Noah project was confirmed and select minor leases of the Noah acreage would be transferred to Cedar Strat.

We have now completed our original seismic program interpretation and as part of our ongoing evaluation of the viability of this project have staked a location for the Noah Federal #1 to assess costs to build roads and location at the potential drill site.

Southern Frontier Project – Big Sand Spring Valley - Nevada

On June 13, 2005, we entered into a separate Agreement with Cedar Strat Corporation which was formalized into a final Participation Agreement on November 1, 2005. The Participation Agreement entitles Eden Energy Corp. or its Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI). Pursuant to the terms of the Participation Agreement, these rights include any renewals or extensions thereof, by virtue of which the holder is entitled to enter, access, drill for and remove petroleum and natural gas on the lands pertaining to the leases. The lands comprising the area of mutual interest are located in eastern Nevada.

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

As a result of this agreement and related activities, we have acquired leases totaling approximately 82,000 gross acres on this Southern Frontier project. Subsequently, our lease acreage on this project increased to approximately 102,757 gross acres.

On November 1, 2005, subsequent to a non-refundable deposit in the amount of US$100,000 being paid by Merganser Limited of London, England, we entered into a Participation Agreement with Merganser for the development of our Southern Frontier – Big Sand Spring Valley Project. The terms and conditions of this agreement establish a joint venture whereby Merganser may earn a fifty percent (50%) interest in our Southern Frontier project subject to fulfillment of obligations and their payment of US$2,667,000 towards exploration, development and

CW1089405.1

drilling costs on the first US$4,000,000 spent on the project. Thereafter, all subsequent project costs will be borne 50% by each party.

As set out in the Participation Agreement, on November 8, 2005, we received Merganser’s portion of the initial US$1,000,000 project acquisition cost, being US$667,000. (US$100,000 deposit plus US$567,000). Merganser changed its name to Eternal Energy Corp. around this time. Pursuant to a Letter Agreement with Eternal Energy Corp. (formerly Merganser) on April 14, 2006 Eternal is entitled to transfer its interests from our Southern Frontier Project to our Northern Frontier – Cherry Creek Project under the same terms and conditions.

Pursuant to a Letter Agreement with Cedar Strat Corporation which was formally accepted as part of a Joint Participation Agreement on February 16, 2006, exploration activities on the Southern Frontier Project were suspended until March 31, 2008 in order to allow focused exploration efforts on the Northern Frontier Project described below.

Pursuant to a Letter Agreement between Cedar Strat, Eternal Energy Corp. and Eden Energy Corp. dated November 1, 2006, Eternal Energy Corp. proposed and Eden accepted an offer to purchase 100% of Eden’s interest in the Southern Frontier Project while relinquishing all rights to the Northern Frontier Project in consideration for a payment of $200,000 and a release from any further obligations under the November 1, 2005 Participation Agreement. Final formal agreement was entered into November 16, 2006 with described consideration received by Eden, January 9, 2007. Due to the conclusion of this agreement, Eden no longer has interests or funding obligations in respect to this project.

Northern Frontier Project – Cherry Creek - Nevada

On October 21, 2005 we entered into a separate Letter Agreement with Cedar Strat Corporation for the exploration and development of a new project called Northern Frontier – Cherry Creek, subject to entering into a definitive form of agreement. This agreement entitles our company or our Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI) in northern Nevada.

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

Effective January 24, 2006, we entered into a formal Joint Participation Agreement with Cedar Strat Corporation. Cedar Strat Corporation provided their acceptance to the formal Joint Participation Agreement on February 16, 2006. Pursuant to the joint participation agreement we agreed to participate in Cedar Strat’s play included within the geographical boundaries of a confidential area, and pay Cedar Strat $750,000 as a prospect fee. The agreement allowed for the prospect fee of $750,000 paid by our company to Cedar Strat for its Southern Frontier Project to be applied to the Northern Frontier Project with the suspension of exploration activities on the Southern Frontier Project. We also agreed to accept responsibility for acquiring and funding BLM leases and private fee leases, if applicable, in order to facilitate the exploration efforts. We will assume the obligation to pay the annual rental on such leases.

On March 14, 2006, through our representative at auction we acquired approximately 76,459 gross acres of oil and gas lease lands in Eastern Nevada for this Northern Frontier Project. Subsequent to March 14, 2006, adjustments reduced the number of acres to approximately 69,982 gross acres.

The exploration program results on the Northern Frontier - Cherry Creek Project will determine the development program which to date includes the integration of all surface geology with gravity and magnetics. On September 30,

CW1089405.1

2006, notice to surrender certain low priority Northern Frontier Project leases was given to Cedar Strat. Eden will retain approximately 18,500 gross acres of premium prospective leases.

On December 12, 2006 through our representative at auction we acquired approximately 2,480 gross acres of oil and gas leases for the Northern Frontier Project.

On March 1, 2007 we entered into a Letter Agreement with Cedar Strat whereby select minor leases of the Cherry Creek acreage would be transferred to Cedar Strat.

Chinchaga Project - Alberta

On March 13, 2006, through our wholly owned subsidiary, Eden Energy (North) Ltd., we entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. Under the terms of the arrangement Eden will participate, with a 50% working interest, in the cost to drill an exploratory well on approximately 18,000 gross acres of leases owned by Suncor. By drilling the first well, Eden will earn a 50% working interest in approximately 7,000 gross acres and will have the option to drill a second well in 2007 to earn its interest in the remaining lands. Suncor will retain a 12.5% gross overriding royalty on the lands.   The general area is in northwestern Alberta, known as the Chinchaga area.

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

On December 29, 2006, Well 1 operation was reactivated and drilling continued through to completion. On January 22, 2007 the Company and its partners reported the well was dry and that it was to be abandoned. Pursuant to the terms of the related farm-in arrangement, the Company and its partners elected not to drill the Option Well or acquire the Block 1 – Option Lands nor purchase the additional Block 2 Option Lands as described above. The joint venture partners acquired an additional 1279 gross acres at a February 8, 2007 land sale of which Eden holds a 55.56% working interest in due to one partner declining to participate in the land acquisition. Currently, Eden and its partners are evaluating the Farmout Lands earned from the first well and the recently acquired lands in Chinchaga before making any further exploration decisions.

On February 14, 2007 Eden entered into a separate farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. Under the terms of this arrangement Eden will participate, with a 10% working interest, in the cost to drill an exploratory well (estimated gross AFE $1,900,000) to earn a 10% working interest in approximately 9600 gross acres. Suncor will retain a 12.5% gross overriding royalty on these existing lands. Eden acquired a 10% interest in an additional 5,120 gross acres of offsetting lands at an approximate gross cost of $600,000 subject to a 7.5% ORR to Suncor. Eden will also have a first right of refusal to equalize to its proportionate share in another 5,760 gross acres held by Suncor.

Eden is a minor participant with its 10% position in the arrangement. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,400 feet in Northern Alberta. Eden will pay its 10% share of the authorization for expenditure for drilling the exploratory well, which is estimated at $210,000 including contingency. The well spud on February 10, 2007 and was expected to take 30 days to reach total depth of 8,415 feet. On March 19, 2007 the Company and its partners reported the well was dry and was to be abandoned. The partners require further evaluation of these lands prior to making additional exploration decisions.

CW1089405.1

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

The first well under the agreement spud on September 21st and took 13 days to drill and set production casing. The second well spud on October 8th and took 12 days to drill and set production casing. Once both wells were cased the rig was released for the winter. Fracture stimulation commenced on Well 1 October 28th and Well 2 November 4th. Completion operations were expected to take approximately 16 days per well. The Company expects completion times to drop to about 7 days per well as it refines completion techniques.

The two wells were successfully fracture stimulated up to several hundred feet from the well bore.  These significant frac lengths resulted in more water flow than initially anticipated.  In late December, both wells were put on pumping units to lower fluid levels and allow gas to flow more freely.  While production levels currently do not yet meet the initial projections, we expect as ongoing completion processes are implemented and refined that gas production will increase in line with expectations.

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in the Nevada, Northern Alberta and Colorado areas and the presence of these competitors could adversely affect our ability to acquire additional leases and/or equipment as required.

CW1089405.1

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

Employees

Currently our only employees are our directors, officers, a corporate manager and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Effective May 1, 2006 Larry Kellison was appointed Chief Operating Officer and will provide these management services through Freestone Energy LLC, a company wholly-owned and controlled by him. Effective January 1, 2007 a past contract consultant for the Company will be remunerated for services on an as needed basis.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $6,217,533 for the year ending December 31, 2006, and cumulative losses of $12,102,064 to December 31, 2006. As of December 31, 2006 we had working capital of $23,612,368 as a result of recent financing activities. We do

CW1089405.1

not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to December 31, 2006, we have incurred aggregate losses of approximately $12,102,064. Our loss from operations for the year ended December 31, 2006 was $6,217,533. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

CW1089405.1

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

CW1089405.1

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

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring leases we may require.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Acreage may not become available or if it is available for leasing we may not be successful in acquiring the leases. There are other competitors that have operations in the Nevada, Northern Alberta and Colorado areas and the presence of these competitors could adversely affect our ability to acquire additional leases we may require.

CW1089405.1

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

CW1089405.1

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

Other than our satellite operations office in Colorado, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2.	Description of Property.

Our corporate headquarters are located at 1925 – 200 Burrard Street, Vancouver, British Columbia V6C 3L6, Canada. We currently sublease space in a 3,000 square foot office at an annual cost of approximately $50,000. Effective July 31, 2007 we will relocate our office to new premises yet to be determined. We sublease an operations office in Denver, Colorado at an annual cost of approximately $20,500. Our current premises are adequate for our

CW1089405.1

existing operations; however with the rapid advancement of operations we may require additional premises as we progress through fiscal 2007. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2006	$2.34	$1.31
September 30, 2006	$2.52	$1.15
June 30, 2006	$2.97	$1.90
March 31, 2006	$3.85	$2.06
December 31, 2005	$5.48	$1.77
September 30, 2005	$9.96	$2.91
June 30, 2005	$3,05	$2.05
March 31, 2005	$2.80	$1.70

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 5, 2007, the shareholders' list of our common shares showed 42,188,195 registered shareholders and 168 shares outstanding.

Recent Sales of Unregistered Securities

On February 16, 2006 we entered into subscription agreements with 74 investors, whereby we issued a total of 7,366,520 units, each unit consisting of one common share and two common share purchase warrants. Each warrant

CW1089405.1

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

Equity Compensation Plan Information

As at December 31, 2006 we have one compensation plan in place, entitled Amended 2004 Stock Option Plan. This plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
2,424,000	$1.98	576,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 10 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on January 29, 1999. We were previously involved in the business of providing internet and programming services through our subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favourable to existing shareholders, we ceased operation of this business and disposed of our subsidiary company on December 31, 2003 for nominal consideration. We are now an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada, USA and in the Province of Alberta, Canada. As of September 1, 2006 we are also engaged in natural gas development and production drilling in the State of Colorado, USA.

CW1089405.1

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to evaluate our leases in eastern Nevada and prepare for exploratory drilling. We expect to continue to participate in our Alberta projects as our 50% and 10% joint venture exploration agreements provide for. We plan also to continue with our development drilling program in Colorado as our joint venture agreement there provides for.

Currently in Nevada we hold approximately 211,000 gross acres pursuant to lease agreements on the Noah Project and approximately 21,000 gross acres pursuant to lease agreements on our Northern Frontier Project (acreage held subject to adjustment regarding March 1, 2007 Letter Agreement with Cedar Strat). The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases. In Colorado, we hold 160 gross acres in our White River Dome development drilling project. In Alberta we hold approximately 8,265 gross acres in our initial joint exploration agreement and an additional 5,120 gross acres owned and 9,600 gross acres to be earned by drilling a well in our second joint venture exploration arrangement.

Our portfolio of exploration projects includes the Noah and Northern Frontier - Cherry Creek projects in the USA, and the Chinchaga Project in Alberta. As the expenditure allocation table below illustrates we are near completion of geological and seismic interpretation on these projects and initiating exploratory drilling operations. Based on our current interpretation of the Noah Project, we have revised our cost estimate downward for the first exploration well of approximately 8500 feet to the $4,000,000 range from our earlier $6,000,000 estimate.

With the addition of our Ant Hill Unit development drilling project we have reallocated resources from our past drilling program estimates to meet seasonal and priority needs. We are budgeting for eight development wells in the Ant Hill Unit over the next 12 month period (approximately $14,200,000 cost) which combined with our existing two wells, we estimate will provide approximately $2,800,000 in net sales revenue for the period. (Annualized net sales revenue for 10 wells over an initial 12 month period is estimated at approximately $8,250,000). We are budgeting for a second exploratory well in Alberta with a net cost estimated at $210,000 which is what our joint venture agreement provides for. We are budgeting for our first exploratory well in Nevada with a gross cost estimated at $4,000,000. Combined, we have budgeted a net $15,700,000 over the next 12 month period for drilling programs on our projects.

Our net cash provided by financing activities during the year ended December 31, 2006 was $15,874,636. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to December 31, 2006 was $38,306,870.

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

CW1089405.1

27, 2006. During the fiscal year ended December 31, 2005, 1,962,535 shares were issued on the exercise of 1,962,535 warrants, and on February 6, 2006 we issued the final 57,500 shares on the exercise of the final 57,500 warrants.

On August 25, 2005 we issued convertible promissory notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The notes bear interest at 6% per annum, mature on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No further investments were made under this option. On November 28, 2005, we issued 90,000 shares of common stock upon the conversion of a portion of our convertible promissory notes. On December 1, 2005 we issued 59,291 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the financing on February 24, 2006 the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04. On June 1, 2006 we issued 113,258 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On December 1, 2006 we issued 149,466 shares of common stock in lieu of a cash interest payment on the convertible promissory notes.

On September 27, 2005, we issued 1,065,972 shares of common stock upon the exercise of 1,065,972 share purchase warrants at $0.50 per share for proceeds of $532,986. On November 8, 2005, we received a portion of an initial project acquisition cost in the amount of US$667,000. On January 9, 2007 we received final payment relating to the same project divesture in the amount of US$200,000.

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

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases and continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative and Corporate Expenses	1,380,000
Nevada Land Expense – Noah, Cherry Creek projects	348,000
Alberta Land Expense – Chinchaga project	133,500
Drilling Programs – Noah, Chinchaga, Ant Hill projects	15,700,000
Working Capital	4,000,000
Total	21,561,500

As at December 31, 2006, we had $262,471 in current liabilities. Our net cash used in operating activities for the twelve months ended December 31, 2006 was $849,605 compared to $536,494 used in the twelve months ended December 31, 2005. Our accumulated losses increased to $12,657,203 as of December 31, 2006, of which $12,102,064 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. Our financial statements report a net loss of $6,217,533 for the twelve month period ended December 31, 2006 compared to a net loss of $5,562,407 for the twelve month period ended December 31, 2005. Our losses have increased primarily as a result of an increase in the non-cash stock based compensation portion of management fees, consulting and general and administrative expenses to $2,004,694 for the twelve months ended December 31, 2006 as compared to $140,141 for the twelve months ended December 31, 2005, and the recognition of an impairment of the dry and abandoned Chinchaga well costs of $1,462,241 for the twelve months ended December 31, 2006 compared to $nil for the twelve months ended December 31, 2005. Additionally

CW1089405.1

we recognized an impairment cost of $809,921on our Nevada projects for the twelve months ended December 31, 2006 compared to $nil for the twelve months ended December 31, 2005. Stock-based compensation increased as a result of our company granting 1,714,000 stock options during the twelve months ended December 31, 2006 as compared to 510,000 stock options during the twelve months ended December 31, 2005. Additionally our general, administrative, and corporate expenses increased to $1,269,207 for the twelve month period ended December 31, 2006, as compared to $800,227 for the twelve month period ended December 31, 2005. We realized an overall increase in most expense categories during the twelve month period ended December 31, 2006 as we were advancing our activities in the oil and gas business, as compared to the twelve month period ended December 31, 2005 when we were formulating our new business acquisitions and opportunities. Interest expense decreased from $4,468,945 for the twelve months ended December 31, 2005 to $1,274,924 for the twelve months ended December 31, 2006 primarily as a result of the decrease in the non-cash interest expense allocation relating to the intrinsic value of the beneficial conversion feature of our convertible note and warrant financings from $4,221,342 during the twelve months ended December 31, 2005 to $646,119, of which $275,811 was capitalized, for the twelve months ended December 31, 2006.

Our total liabilities as of December 31, 2006 were $7,810,605 as compared to total liabilities of $7,316,522 as of December 31, 2005. The slight decrease was due to the decrease in accounts payable (from $414,507 as at December 31, 2005 to $262,471 as at December 31, 2006) being offset by an increase in allocation for our Convertible Notes from $6,902,015 as at December 31, 2005 to $7,548,134 as at December 31, 2006.

During the twelve month period ended December 31, 2006 we spent $8,933,501 on exploration and acquisition of our oil and gas properties as compared to $5,155,264 spent during the twelve month period ended December 31, 2005. Of this amount $1,978,146 was attributable to acquisition costs (2005 - $2,296,339), and $6,955,355 (2005 - $2,858,925) was attributable to exploration costs. We have recorded impairment costs against our oil and gas properties of $2,272,162 for the twelve months ended December 31, 2006 compared to $nil for the twelve months ended December 31, 2005.

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

CW1089405.1

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending December 31, 2007 other than office computers, furnishings, and communication equipment as required.

Employees

Currently our only employees are our directors, officers, a corporate manager, and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Effective May 1, 2006 Larry Kellison was appointed Chief Operating Officer and will provide these management services through Freestone Energy LLC, a company wholly-owned and controlled by him. Effective January 1, 2007 a past contract consultant for our company will be remunerated for services on an as needed basis.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value

CW1089405.1

eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on our company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 but do not expect that it will have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and

CW1089405.1

assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2006, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2006, all of our oil and gas properties were unproved and were excluded from depletion. At December 31, 2006, management believes none of our unproved oil and gas properties were considered impaired.

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

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 21, 2007 of Dale Matheson Carr-Hilton LaBonte LLP

Audited Consolidated Balance Sheets as at December 31, 2006 and December 31, 2005

Audited Consolidated Statements of Operations for the year ended December 31, 2006 and for the year ended December 31, 2005

Audited Consolidated Statements of Cash Flows for the year ended December 31, 2006 and for the year ended December 31, 2005

Audited Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the period from January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2006

CW1089405.1

Notes to the Consolidated Financial Statements

CW1089405.1

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2006

CW1089405.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

We have audited the accompanying consolidated balance sheets of Eden Energy Corp. (an exploration stage company) as of December 31, 2006 and 2005 and the consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended and the period from January 1, 2004 (date of inception of exploration stage) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders’ equity (deficiency) for the years then ended and the period from January 1, 2004 (date of inception of exploration stage) to December 31, 2006 in accordance with accounting principles generally accepted in the United States of America.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 21, 2007

CW1089405.1

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
Assets

Current Assets

Cash and cash equivalents	$23,438,355	$18,082,596
Accounts receivable (Note 4(b))	208,976	—
Prepaid expenses	36,504	2,200
Current portion of deferred financing costs	191,004	191,004

Total Current Assets	23,874,839	18,275,800

Oil and gas properties, unproven (Note 4)	11,816,603	5,155,264
Restricted cash (Note 9)	974,067	—
Property and equipment, net of depreciation	50,762	5,569
Deferred financing costs, net of amortization	127,324	318,328

Total Assets	$36,843,595	$23,754,961

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$262,471	$414,507

Total Current Liabilities	262,471	414,507

Convertible Notes, less unaccreted discount of $1,076,866 (2005 - $1,722,985) (Note 7)	7,548,134	6,902,015

Total Liabilities	7,810,605	7,316,522

Contingencies and Commitments (Notes 1, 4, 6 and 7)

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 8)
100,000,000 shares authorized, $0.001 par value
42,188,195 (December 31, 2005 – 34,135,677) shares issued and outstanding	42,188	34,136

Additional paid-in capital	41,612,921	22,843,973

Accumulated other comprehensive income	35,084	—

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(12,102,064)	(5,884,531)

Total Stockholders’ Equity	29,032,990	16,438,439

Total Liabilities and Stockholders’ Equity	$36,843,595	$23,754,961

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2006	Year Ended December 31, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2006

Expenses

Consulting
- cash	$84,000	$457,976	$635,030
- stock-based compensation (Note 8)	625,351	—	625,351
Depreciation and amortization	198,350	64,307	262,657
General and administrative
- cash	699,533	400,852	1,129,809
- stock-based compensation	2,019	—	2,019
Impairment loss on oil and gas properties	2,272,162	—	2,272,162
Interest expense (Note 7)	1,274,924	4,468,945	5,772,234
Management fees
- cash (Note 5)	371,000	172,000	566,000
- stock-based compensation (Note 8)	1,377,324	—	1,464,824
Professional fees	196,655	227,375	491,273

Loss before other income	(7,101,318)	(5,791,455)	(13,221,359)

Interest income	883,785	229,048	1,119,295

Net loss	(6,217,533)	(5,562,407)	(12,102,064)

Other Comprehensive Income

Foreign currency translation adjustment	35,084	—	35,084

Comprehensive loss	$(6,182,449)	$(5,562,407)	$(12,066,980)

Basic and diluted loss per share	$(0.15)	$(0.19)

Weighted average number of common shares outstanding	40,916,000	29,264,000

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005	January 1, 2004 (Date of Inception of Exploration Stage) To December 31, 2006

Cash flows used in Operating Activities:
Net loss from operations	$(6,217,533)	$(5,562,407)	$(12,102,064)

Non-cash items:

Impairment of oil and gas property	2,272,162	—	2,272,162
Interest expense relating to accretion of convertible debt	370,308	4,221,342	4,608,317
Interest expense paid by issue of common stock	897,671	181,214	1,078,885
Depreciation and amortization	198,350	64,307	262,657
Stock-based compensation	2,004,694	140,141	2,328,475

Changes in non-cash operating assets and liabilities:

Accounts receivable	(8,976)	—	(8,976)
Prepaid expenses and other	(34,304)	4,614	(36,504)
Accounts payable and accrued liabilities	(331,977)	414,295	122,877

Net cash used in operating activities	(849,605)	(536,494)	(1,474,171)

Cash flows used in Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)
Restricted cash	(974,067)	—	(974,067)
Purchase of property and equipment	(52,538)	(6,208)	(58,746)
Oil and gas property acquisition and exploration, net	(8,677,751)	(3,034,680)	(12,396,140)

Net cash used in investing activities	(9,704,356)	(3,040,888)	(13,429,428)

Cash flows from Financing Activities:
Proceeds from convertible notes	—	8,502,000	8,502,000
Issuance of common stock, net of issuance costs	15,874,636	10,825,234	29,804,870

Net cash provided by financing activities	15,874,636	19,327,234	38,306,870

Effect of exchange rate changes on cash	35,084	—	35,084

Increase in cash and cash equivalents	5,355,759	15,749,852	23,438,355

Cash and cash equivalents, beginning	18,082,596	2,332,744	—

Cash and cash equivalents, ending	$23,438,355	$18,082,596	$23,438,355

Non-cash financing and investing activities:
Issue of common stock for interest expense	$897,670	$181,214	$1,078,884
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$34	$1,149	$1,183
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2006

				Retained earnings (deficit)	Deficit
				accumulated	accumulated	Accumulated	Total
			Additional	prior to the	during the	Other	stockholders'
	Common stock		paid-in	exploration	exploration	Comprehensive	equity
	Shares	Amount	capital	stage	stage	Income	(deficiency)

Balance, December 31, 2003	17,145,868	$ 17,146	$ 525,808	$ (555,139)	$ -	$ -	$ (12,185)

November 1, 2004: Issued for acquisition of Oil and Gas Property	500,000	500	449,500	-	-	-	450,000

November 12, 2004: Issued for cash	6,190,000	6,190	3,088,810	-	-	-	3,095,000

November 24, 2004: Issued for cash	20,000	20	9,980	-	-	-	10,000

Stock-based compensation	-	-	169,740	-	-	-	169,740

Convertible debenture:
Intrinsic value	-	-	500,000	-	-	-	500,000
Discount interest rate	-	-	100,000	-	-	-	100,000

Debt assumed by previous management	-	-	19,846	-	-	-	19,846

Net loss for the year	-	-	-	-	(322,124)	-	(322,124)

Balance, December 31, 2004	23,855,868	23,856	4,863,684	(555,139)	(322,124)	-	4,010,277

April 5, 2005: Issued for cash	25,000	25	12,475	-	-	-	12,500

April 5, 2005: Issued for cash	3,840,068	3,840	5,348,340	-	-	-	5,352,180

April 29, 2005: Issued for cash	200,000	200	299,800	-	-	-	300,000

June 1, 2005: Issue for cash	30,000	30	14,970	-	-	-	15,000

July 6, 2005: Issue for cash	250,000	250	199,750	-	-	-	200,000

July 7, 2005: Issue for cash	75,000	75	37,425	-	-	-	37,500

July 11, 2005: Issued for cash	390,000	390	779,610	-	-	-	780,000

July 15 2005: Conversion of convertible debt (Note 7)	2,131,944	2,132	530,854	-	-	-	532,986

July 19, 2005: Issued for cash	20,000	20	39,980	-	-	-	40,000

July 20, 2005: Issued for cash	165,000	165	329,835	-	-	-	330,000

July 22, 2005: Issued for cash	58,334	58	116,610	-	-	-	116,668

July 28, 2005: Issued for cash	12,500	13	24,987	-	-	-	25,000

August 4, 2005: Issued for cash	110,000	110	219,890	-	-	-	220,000

August 9, 2005: Issued for cash	30,000	30	59,970	-	-	-	60,000

August 10, 2005: Issued for cash	900,000	900	1,799,100	-	-	-	1,800,000

Subtotal	32,093,714	$ 32,094	$ 14,677,280	$ (555,139)	$ (322,124)	$ -	$ 13,832,111

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2006

				Retained earnings (deficit)	Deficit
				accumulated	accumulated	Accumulated	Total
			Additional	prior to the	during the	Other	stockholders'
	Common stock		paid-in	exploration	exploration	Comprehensive	equity
	Shares	Amount	Capital	stage	stage	Income	(deficiency)

Carry forward	32,093,714	$ 32,094	$ 14,677,280	$ (555,139)	$ (322,124)	$ -	$ 13,832,111

August 11, 2005: Issued for cash	50,000	50	124,950	-	-	-	125,000

August 16, 2005: Issued for cash	75,000	75	149,925	-	-	-	150,000

August 19, 2005: Issued for cash	116,700	117	233,283	-	-	-	233,400

August 25, 2005: Issued for cash	50,000	50	49,950	-	-	-	50,000

September 2, 2005: Issued for cash	35,000	35	69,965	-	-	-	70,000

September 8, 2005: Issued for cash	20,000	20	39,980	-	-	-	40,000

September 14, 2005: Issued for cash	100,000	100	49,900	-	-	-	50,000

September 15, 2005: Issued for cash	200,000	200	149,800	-	-	-	150,000

September 27, 2005: Issued for cash	1,065,972	1,066	531,920	-	-	-	532,986

October 12, 2005: Issued for cash	150,000	150	74,850	-	-	-	75,000

October 18, 2005: Issued for cash	12,500	13	24,987	-	-	-	25,000

October 25, 2005: Issued for cash	17,500	17	34,983	-	-	-	35,000

November 28, 2005: Conversion of convertible debt (Note 7)	90,000	90	449,910	-	-	-	450,000

December 1, 2005: Issued for interest on convertible debt (Note 7)	59,291	59	148,169	-	-	-	148,228

Convertible debenture:
Intrinsic value	-	-	3,854,490	-	-	-	3,854,490
Discount interest rate	-	-	2,039,490	-	-	-	2,039,490

Stock-based compensation	-	-	140,141	-	-	-	140,141

Net loss for the year	-	-	-	-	(5,562,407)	-	(5,562,407)

Balance, December 31, 2005	34,135,677	34,136	22,843,973	(555,139)	(5,884,531)	-	16,438,439

February 6, 2006: Issued for cash	57,500	57	114,943	-	-	-	115,000

February 17, 2006: Issued for cash	50,000	50	49,950	-	-	-	50,000

February 24, 2006: Issued for cash	7,366,520	7,367	15,602,268	-	-	-	15,609,635

March 8, 2006: Issued for cash	100,000	100	49,900	-	-	-	50,000

March 9, 2006: Issued for cash	50,000	50	49,950	-	-	-	50,000

June 1, 2006: Issued for interest on convertible debt (Note 7)	113,258	113	261,513	-	-	-	261,626

Subtotal	41,872,955	$ 41,873	$ 38,972,497	$ (555,139)	$ (5,884,531)	$ -	$ 32,574,700

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficiency)

From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2006

				Retained earnings (deficit)	Deficit
				accumulated	accumulated	Accumulated	Total
			Additional	prior to the	during the	Other	stockholders'
	Common stock		paid-in	exploration	exploration	Comprehensive	equity
	Shares	Amount	Capital	stage	stage	Income	(deficiency)

Carry forward	41,872,955	$ s41,873	$ 38,972,497	$ (555,139)	$ (5,884,531)	$ -	$ 32,574,700

July 31, 2006: Issued for penalty (Note 8(g))	165,774	166	372,819	-	-	-	372,985

December 1, 2006: Issued for interest on convertible debt (Note 7)	149,466	149	262,911	-	-	-	263,060

Stock-based compensation	-	-	2,004,694	-	-	-	2,004,694

Foreign currency translation adjustment	-	-	-	-	-	35,084	35,084

Net loss for the year	-	-	-	-	(6,217,533)	-	(6,217,533)

Balance, December 31, 2006	42,188,195	$ 42,188	$ 41,612,921	$ (555,139)	$ (12,102,064)	$ 35,084	$ 29,032,990

The accompanying notes are an integral part of these consolidated financial statements

33

- - -

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

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

The Company is primarily involved in oil and gas exploration activities in Alberta, Canada, and Colorado and Nevada, USA. Pursuant to an Agreement dated August 5, 2004, the Company acquired certain oil and gas interests located in Nevada, USA. On September 13, 2005, the Company entered into a second agreement and acquired further oil and gas interests located in Nevada, USA. On October 21, 2005, the Company entered into a separate Letter Agreement (formalized February 16, 2006) to acquire additional oil and gas interests located in Nevada, USA. On March 13, 2006, the Company entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. On September 1, 2006 the Company entered into a farm-in arrangement with Starlight Oil and Gas LLC and Starlight Corporation of Colorado, USA. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take the prospects to drillable stages, currently estimated at net $481,500 over the next 12 months. Additionally, the Company has budgeted net $15,700,000 for drilling programs on its leases for fiscal 2007.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $12,102,064 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. During the year ended December 31, 2006, the Company completed a financing by way of a private placement of 7,366,520 units for gross proceeds of $16,574,670. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced any revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), Southern Frontier Explorations Ltd. (“Southern”), companies incorporated and based in the State of Nevada, Eden Energy (North) Ltd. (“Eden North”), a company incorporated and based in the Province of Alberta, Canada, and Eden Energy Colorado LLC (“Eden Colorado”), a company incorporated and based in the State of Colorado. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

2.	Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to carrying values of oil and gas properties, stock-based compensation, convertible notes, the provision for income taxes and provision for asset retirement obligation.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

The Company’s and its United States subsidiaries functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2006, the Company has no properties with proven reserves. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2006, all of the Company's oil and gas properties were unproved and were excluded from depletion.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

2.	Significant Accounting Policies (continued)

The capitalized costs included in the full cost pool are subject to a "ceiling test", which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions plus the lower of cost and estimated net realizable value of unproven properties. As at December 31, 2006, the Company recognized an impairment on its oil and gas costs of $2,272,162 (2005 - $NIL).

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in the statement of operations.

Property and Equipment

Property and equipment is recorded at cost of $58,746 (2005 - $6,208) less accumulated depreciation of $7,984 (2005 - $639). Depreciation is recorded on the straight-line basis over five years.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. As at December 31, 2006, the Company has not recognized any amount for asset retirement obligations.

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

Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 18,860,000 as of December 31, 2006. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued liabilities approximate fair value due to the relatively short maturity of these instruments. The Company has recorded the carrying value of Convertible Notes at the estimated fair value as described in Note 7. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, the Company has not incurred a loss relating to this concentration of credit risk.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

2.	Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended December 31, 2006, the only components of comprehensive loss were foreign currency translation adjustments. For the year ended December 31, 2005, the Company had no items that represented a comprehensive loss.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Comparative Figures

Certain of the comparative figures have been restated to conform to the current year’s presentation.

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the year ended December 31, 2006, the Company recognized amortization expense of $191,004 (2005 - $63,668).

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 8), whereby stock options are granted in accordance with the policies of the stock option plan.

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

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

2.	Significant Accounting Policies (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in the prior year.

Year Ended December 31, 2005

Net loss, as reported	$ (5,562,407)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	140,141

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,227,908)

Pro forma net loss	$ (6,650,174)

Loss per share:

Basic and Diluted - as reported	$ (0.19)
Basic and Diluted - pro forma	$ (0.23)

3.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative a qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of this statement had no material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no material effect on the Company's reported financial position or results of operations.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

3.	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

4.	Oil and Gas Properties

All of the Company’s oil and gas properties are located in the United States and Canada and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	December 31, 2006	December 31, 2005
Acquisition costs
Canada	$-	$-
United States	4,274,485	2,296,339
Less: impairment	(726,428)	-

	3,548,057	2,296,339
Exploration costs
Canada	1,462,241	-
Less: impairment	(1,462,241)	-
United States	8,352,039	2,858,925
Less: impairment	(83,493)	-

	8,268,546	2,858,925

Total	$11,816,603	$5,155,264

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

iii)

will issue to Fort Scott 1,000,000 shares of common stock, up to a maximum of 10,000,000 shares, for each 10,000,000 barrels of proven reserves developed on the lands underlying the leases. To date the Company has not established any proven reserves.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

4.	Oil and Gas Properties (continued)

The Company is continuing to evaluate the oil and gas property in anticipation of an election to drill.

Upon fulfillment of the obligations of the Participation Agreement, the Company will have earned a 100% working interest (an 80.5% net revenue interest) in the lands underlying the leases. Cedar Strat will be vested with a 5% over-riding royalty interest and Fort Scott will be vested with a 2% overriding royalty interest. Cedar Strat will also retain a 5% back-in working interest after the Company has been reimbursed for 100% of its exploration expenses. This back-in working interest may be adjusted upwards should the Company elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement and the drilling prospect is marketed to a third party. Under the terms of the agreement, the Company has committed to fund ongoing leasehold and applicable exploration expenses, which are expected to take the prospect to a drillable stage, currently estimated at $316,500. The Company budgeted $4,000,000 for the drilling and completion of the first well on the leases.

As at December 31, 2006, the Company had completed the original seismic program interpretation and was determining a final drilling location. Subsequent to December 31, 2006 and as part of its ongoing evaluation of the viability of the project, the Company has staked a location for the Noah Federal #1 well, the final drilling location.

(b)

On June 14, 2005, the Company, through its wholly owned subsidiary, Southern Frontier Explorations Ltd. (“Southern”), acquired 50,000 acres of ten-year federal BLM oil and gas leases located in the Great Basin of Nevada, at an average cost of $2.25 per acre. A prospect fee of $750,000 was paid to Cedar Strat in connection with the acquisition of the leases. Refer to Note 4(c). The leases require yearly rental fees of $1.50 per acre for the first five years, and $2.00 per acre for the remaining five years. Another 52,757 acres were acquired on the same rental fee basis as the original acreage. Combined the project consisted of 102,757 gross acres and is identified as the Big Sand Spring Valley project.

On November 1, 2005, the Company entered into a Participation Agreement with Eternal Energy Corp. (“Eternal”), in which the Company agreed to sell to Eternal a fifty percent (50%) interest in the oil and gas leases in consideration for $2,667,000. Eternal has paid $667,000 to December 31, 2006, The exploration phase, including the collection, analyzing, and reprocessing of data, is ongoing and once completed and subject to drilling election, both parties are committed to the drilling of a minimum of two wells (the “Commitment Wells”). Eternal must pay 66.67% of the costs to drill and complete the Commitment Wells, until total consideration of $2,667,000 has been paid, and 50% thereafter. This agreement is for a term of ten years.

Pursuant to a Letter Agreement on April 14, 2006, Eternal is entitled to transfer its interests from the Big Sand Spring Valley project to a new project the Company acquired (the Cherry Creek project – Note 4(c)). Pursuant to a Letter Agreement on November 1, 2006, Eternal proposed, and the Company accepted, an offer to purchase 100% of the Company’s interest in the Big Sand Spring Valley project while relinquishing all rights and/or claims to any interest in the Company’s new Cherry Creek project as may have been transferred in the Letter Agreement dated April 14, 2006. A final formal agreement was entered into November 16, 2006.

As at December 31, 2006, $200,000 from Eternal is included in accounts receivable, representing full and final payment as agreed to November 16, 2006. The $200,000 was received by the Company subsequently. Due to the conclusion of the purchase offer proposed by Eternal on November 1, 2006, the Company no longer has interests or funding obligations in respect to the Big Sand Spring project.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

4.	Oil and Gas Properties (continued)
(c)

The Company, through Southern, entered into a new joint participation agreement dated January 24, 2006, with Cedar Strat. Pursuant to the joint participation agreement, the Company agreed to participate in Cedar Strat’s Cherry Creek project and pay Cedar Strat a $750,000 prospect fee. The agreement allowed for the prospect fee of $750,000 paid by the Company to Cedar Strat for its earlier Big Sand Spring Valley prospect to be applied to the new Cherry Creek project. The Company also agreed to accept responsibility for acquiring and funding BLM leases and private fee leases, if applicable, in order to facilitate the exploration efforts. The Company will assume the obligation to pay the annual rental on such leases.

On March 14, 2006, the Company acquired approximately 76,459 acres of oil and gas lease lands at auction in Eastern Nevada as part of its Cherry Creek project inventory in consideration for $852,055. Subsequent to March 14, 2006, adjustments reduced the number of acres to approximately 69,982 acres. The Company paid Cedar Strat $216,000 for exploration expenses, which included gravity and field mapping.

On September 29, 2006, notice to surrender certain low priority Cherry Creek acres was given to Cedar Strat which results in the Company maintaining 18,500 acres of prospective leases. The Company also purchased an additional 2,480 acres of leases in the Cherry Creek area. Ongoing funding of leasehold expenses on these leases is currently estimated at approximately $28,000.

(d)

On March 13, 2006 the Company entered into a farm-in arrangement with Suncor Energy Inc. (“Suncor”) of Calgary, Alberta. Under the terms of the arrangement the Company agreed to participate, with a 50% working interest, in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor. By drilling the first well, the Company will earn a 50% working interest in approximately 7,000 acres (the “Farmout Lands”) and will have the option to drill a second well in 2007 to earn its interest in the remaining lands. Suncor will retain a 12.5% gross overriding royalty on the lands. The Company will pay its 50% share of the authorization for expenditure for drilling the exploratory well.

Within 30 days of rig release of the first test well, the Company and its partners have the option to purchase their proportionate working interest in two sections of lands held by Suncor (Block 1 Option Lands). The net cost to the Company is $307,231. Within 30 days of completion of the initial test well, the Company and its partners have the option to commit to drill a second test well to a similar depth, on a second block of land totaling fifteen sections (the Block 2 Option Lands). Net exposure for drilling to the Company is estimated at $1.395 million. The Company has the option to acquire its proportionate share if any partner elects not to proceed. Potential additional exposure to the Company is approximately $1.395 million. Within 10 days of electing to drill the second test well, the Company and its partners must pay to Suncor the costs for the Block 2 Option Lands. The net cost of the lands to the Company is $502,000. The Company has the option to acquire its proportionate share if any partner elects not to proceed. Potential additional exposure to the Company is a further $502,000.

On December 29, 2006, Well 1 operation was reactivated (Well 1 was suspended in March 2006 due to weather and safety concerns) and drilling continued through to completion. On January 22, 2007 the Company and its partners reported the well was dry and that it was to be abandoned. Pursuant to the terms of the related farm-in arrangement, the Company and its partners elected not to drill the Option Well or acquire the Block 1 – Option Lands nor purchase the additional Block 2 Option Lands as described above. Currently, the Company and its partners are evaluating their earned Farmout Lands before making any further exploration decision in the area. Refer to Note 11. All costs associated with Well 1 were fully impaired as at December 31, 2006 totalling $1,462,241.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

4.	Oil and Gas Properties (continued)
(e)

On September 1, 2006 the Company entered into a farm-in arrangement with Starlight Oil and Gas LLC (“Starlight LLC”) and Starlight Corporation (“Starlight”) of Colorado, United States. Under the terms of the arrangement the Company will participate, with a 75% working interest, in the cost to drill a development well in the Ant Hill Unit in the White River Dome field in Colorado. The Company paid Starlight a prospect fee of $900,000. Starlight will retain a 7.5% gross overriding royalty on the lands.

Under the associated Drilling and Development Agreement executed between Starlight and EnCana Oil & Gas (USA) Inc. (“Encana”) on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells (the “Commitment Wells”) in areas outside of the current Participating Areas (“PA’s”) commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled. For each well drilled, the Company and Starlight will also earn a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160-acre drilling block. After the initial four locations are drilled, the Company and Starlight may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. The Company delivered an irrevocable Letter of Credit payable to Starlight LLC in the amount of $1,764,800. Upon the Company participating in the drilling of each Commitment Well, 25% of the Letter of Credit will be released. Refer to Note 9.

The first well under the agreement was spud on September 21, 2006 and took 13 days to drill and set production casing. The second well was spud on October 8, 2006 and took 12 days to drill and set production casing. Once both wells were cased the rig was released for the winter. Fracture stimulation commenced on Well 1 October 28 and Well 2 November 4. The two wells were successfully fracture stimulated up to several hundred feet from the well bore. These significant frac lengths resulted in more water flow than initially anticipated. In late December, both wells were put on pumping units to lower fluid levels and allow gas to flow more freely. No revenues have been received to date.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

5.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004 with a private company wholly-owned by the President of the Company. Under the terms of the agreement, the Company agreed to pay $5,000 per month. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $10,000 per month. By amended management agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $15,000 per month. By amended management agreement dated December 21, 2006, made effective January 1, 2007, the Company agreed to increase the monthly fee to $16,500 per month. During the year ended December 31, 2006, management fees of $175,000 (2005 - $105,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005 with a director of the Company. Under the terms of the agreement, the Company agreed to pay $6,000 per month. By amended management agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $10,000 per month. By amended management agreement dated December 21, 2006, made effective January 1, 2007, the Company agreed to increase the monthly fee to $11,000 per month. During the year ended December 31, 2006, management fees of $116,000 (2005 - $67,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006 with a private company wholly-owned by an officer of the Company. Under the terms of the agreement, the Company agreed to pay $10,000 per month. By amended management agreement dated December 21, 2006, made effective January 1, 2007, the Company agreed to increase the monthly fee to $11,000 per month. During the year ended December 31, 2006, management fees of $80,000 (2005 – $nil) were incurred.

(d)

During the year ended December 31, 2006, the Company recorded $2,004,694 of stock-based compensation as follows: $1,377,324 as management fees; $625,351 as consulting fees; and $2,019 as payroll expenses.

6.	Commitments

The Company entered into a management consulting agreement dated September 1, 2004 with a consultant. Under the terms of the agreement, the Company agreed to pay $2,000 per month for an initial term of one year, and, unless notice of termination is given by either party, is automatically renewed for a further term of one year. By amended management agreement dated May 1, 2005, the Company agreed to increase the monthly fee to $7,000 per month. During the year ended December 31, 2006, consulting fees of $84,000 (2005 - $70,000) were incurred. Effective January 1, 2007, the Company and the consultant agreed to remunerate future services on an as needed basis.

The Company entered into a consulting agreement dated July 5, 2005 for the provision of office administration services. Under the terms of the agreement, the Company agreed to pay $2,500 per month for an initial term of three months, and $3,000 per month thereafter. On the three month anniversary of the agreement, the Company paid a cash bonus of $3,000 and granted stock options to purchase up to 10,000 shares of common stock. By amended consulting agreement dated February 1, 2006, the Company agreed to increase the monthly fee to $3,500 per month. On September 1, 2006 the consulting agreement was terminated and the Company hired the consultant as a full time employee. During the year ended December 31, 2006, consulting fees of $31,000 (2005 - $16,500) were incurred.

The Company entered into a consulting agreement dated February 1, 2006 with an individual to provide certain investor relations services. Under the terms of the agreement, the Company agreed to pay $2,250 per month until such time as the contract is terminated. Effective December 1, 2006 the Company agreed to pay $2,500 per month until such time as the contract is terminated.

Under the terms of its Participation Agreements with Cedar Strat the Company must pay approximately net $348,000 in lease renewal fees over the next twelve months.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

6.	Commitments (continued)

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current PA’s commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40 acre drill site quarter/quarter section. The first two wells have been drilled and tied in. The second two wells are planned for drilling in the summer of 2007.

7.	Convertible Notes

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

The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents, by way of private placements, at a price per share less than the Conversion Price or Exercise Price. Accordingly, upon the completion of the financing on February 24, 2006, the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the embedded equity elements of $92,704 was charged to interest expense. The carrying value of the Convertible Debentures will be accrued to the face value of $8,625,000 to maturity. At December 31, 2006, accrued interest of $42,534 is included in accrued liabilities. Interest expense of $646,119, of which $275,811 was capitalized to the White River Dome property, has been accreted during the year increasing the carrying value of the Convertible Debentures to $7,548,134.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

8.	Capital Stock

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

During the year ended December 31, 2006:

a) The Company granted the stock options to directors and consultants to acquire up to 772,000 shares of common stock exercisable at $2.50 per share on or before February 28, 2011. One-third of the options vest on April 1, 2006, one-third vest on August 1, 2006 and the final one-third vest on December 1, 2006. The closing market price of the stock on the grant date was $2.50 per share. The fair value for options granted was estimated at the date of grant to be $1,739,934 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.55%, an expected volatility of 205.47% and no expected dividends. The fair value of these stock options granted was approximately $2.25 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation of $1,739,934 as management fees and consulting expense.

b) The Company granted the stock options to directors and consultants to acquire up to 150,000 shares of common stock exercisable at $2.50 per share on or before May 1, 2011. One-third of the options vest on August 1, 2006, one-third vest on November 1, 2006 and the final one-third vest on December 31, 2006. The closing market price of the stock on the grant date was $2.76 per share. The fair value for options granted was estimated at the date of grant to be $198,687 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 5.10%, an expected volatility of 116% and no expected dividends. The fair value of these stock options granted was approximately $1.32 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation of $198,693 as management fees.

c)

The Company granted stock options to directors, employees and consultants to acquire up to 792,000 shares of common stock exercisable at $1.54 per share on or before December 20, 2011. One-third of the options vest on April 20, 2007, one-third vest on August 20, 2007 and the final one-third vest on December 20, 2007. The closing market price of the stock on the grant date was $1.54 per share. The fair value for options granted was estimated at the date of grant to be $792,810 using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 3 years, a risk-free rate of 4.44%, an expected volatility of 106% and no expected dividends. The weighted average fair value of these stock options granted was approximately $1.01 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation of $66,067 as management fees, consulting fees and payroll expense.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

8.	Capital Stock (continued)

Stock Option Plan (continued)

During the year ended December 31, 2005, the Company granted stock options to acquire up to 500,000 shares of common stock exercisable at $2.50 per share on or before May 1, 2010, and 10,000 shares of common stock exercisable at $2.15 per share on or before December 16, 2010. These options were fully vested at December 31, 2005. The fair value of the options granted on May 1, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.65%, expected volatility of 200%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $2.42 per share. The fair value of the options granted on December 16, 2005 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 4.25%, expected volatility of 203%, an expected option life of 2.5 years and no expected dividends. The weighted average fair value of options granted was $1.93 per share. During the year ended December 31, 2005, the Company recognized non-employee stock-based compensation in the amount of $140,141 included with consulting fees ($120,863) and professional fees ($19,278). Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $1,087,767 for the year ended December 31, 2005.

A summary of the Company’s stock option activity is as follows:

	Year ended December 31, 2006		Year ended December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance, beginning of year	910,000	$ 1.56	1,330,000	$ 0.65

Granted	1,714,000	2.06	510,000	2.49

Cancelled / Forfeited	—	—	—	—

Exercised	(200,000)	0.75	(930,000)	0.77

Balance, end of year	2,424,000	$ 1.98	910,000	$ 1.56

As at December 31, 2006, the following options are outstanding:

Exercise Price	Weighted Average Remaining Contractual Life (in years)	Outstanding		Exercisable
		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$0.00 – $0.50	2.45	250,000	$ 0.50	250,000	$ 0.50
$1.50 – $2.00	4.97	792,000	$ 1.54	-	-
$2.00 – $2.50	3.91	1,382,000	$ 2.50	1,382,000	$ 2.50

		2,424,000	$ 1.98	1,632,000	$ 2.19

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

8.	Capital Stock (continued)

As at December 31, 2005, the following options are outstanding:

	Outstanding and Exercisable
		Weighted
		Average	Weighted
	Number	Remaining	Average
Exercise	of	Contractual	Exercise
Price	Shares	Life (years)	Price

$0.00 – $0.50	350,000	3.45	$ 0.50
$0.50 – $1.00	100,000	3.67	$ 1.00
$2.00 – $2.50	460,000	4.35	$ 2.49

	910,000	3.93	$ 1.56

Stock Option Plan (continued)

As at December 31, 2006, there was $726,742 (2005 - $nil) of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a period of nine months. A summary of the status of the Company’s non-vested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Non-vested Shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2006	—	—
Granted	1,714,000	$ 1.59
Vested	(922,000)	$ 2.10

Non-vested at December 31, 2006	792,000	$ 1.00

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted average exercise price

Balance, December 31, 2004	—	—
Issued	4,066,106	$ 2.57
Exercised	(3,028,506)	$ 1.47

Balance, December 31, 2005	1,037,600	$ 5.78
Issued	15,456,076	$ 4.25
Exercised	(57,500)	$ 2.00

Balance, December 31, 2006	16,436,176	$ 4.35

At December 31, 2006, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$5.04	August 28, 2008
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

8.	Capital Stock (continued)

At December 31, 2005, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

57,500	$ 2.00	April 29, 2006
980,100	$ 6.00	August 28, 2008

9.	Restricted Cash

The Company has secured $974,067 towards a Letter of Credit payable as to $91,667 to HSBC Bank Canada as security for corporate credit cards and $882,400 to Starlight LLP as security for drilling commitments (Note 4(e)).

10.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $6,186,000, which commence expiring in 2024. Pursuant to SFAS No. 109, the Company is required to compute tax assets for net operating losses carried forward. Potential assets of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $1,826,000 and $1,440,000, respectively. The components of the net deferred tax asset at December 31, 2006 and 2005, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31, 2006 $	December 31, 2005 $

Deferred tax asset
- Oil and gas assets	656,318	-
- Stock-based compensation	541,518	-
- Non-capital losses	2,165,402	1,538,000
- Less valuation allowance	(3,363,238)	(1,538,000)

Net deferred tax asset	–	–

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes. The difference results from the following:

	December 31, 2006 $	December 31, 2005 $

Earnings (loss) before taxes	(6,217,533)	(5,562,407)
Statutory rate	35%	35%

Computed expected tax (recovery)	(2,176,137)	(1,946,842)
Non-deductible expenses	132,663	1,479,135
Difference in tax rates	-	1,159
Change in valuation allowance	1,825,666	1,440,000
Other	217,808	(973,452)

Reported income taxes	–	–

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2006

(Expressed in United States Dollars)

11.	Subsequent Events
a)

On March 1, 2007 the Company entered into a Letter Agreement with Cedar Strat whereby the go forward development plan for the Company’s Noah project was confirmed, and select minor leases from the Company’s Cherry Creek and Noah projects would be transferred to Cedar Strat.

b)

On February 8, 2007 the Company and its joint venture partners in Calgary, Alberta, acquired an additional 1,279 gross acres with an approximate gross cost of $125,000 at a land sale, of which Eden holds a 55.56% working interest due to one partner declining to participate in the land acquisition.

c)

On February 14, 2007, the Company entered into a separate farm-in arrangement with Suncor Energy Inc. (“Suncor”) of Calgary, Alberta. Under the terms of this arrangement, the Company will participate with a 10% working interest in the cost to drill an exploratory well (estimated gross costs $1,900,000) to earn a 10% working interest in approximately 9,600 gross acres. Suncor will retain a 12.5% gross overriding royalty on these existing lands. The Company acquired a 10% interest in an additional 5,120 acres of offsetting lands at an approximate gross cost of $600,000 subject to a 7.5% over-riding royalty (“ORR”) to Suncor. The Company will also have a first right of refusal to equalize to its proportionate share in another 5,760 gross acres held by Suncor.

The Company is a minor participant with its 10% position in the arrangement. The Company will pay its 10% share of the authorization for expenditure for drilling the exploratory well, which is estimated at $210,000 including contingency. The well spud on February 10, 2007 and is expected to take 30 days to reach total depth of 8,415 feet. On March 15, 2007, the Company and its partners authorized the operator to plug and abandon the well. The partners require further evaluation of these lands prior to making additional exploration decisions.

50

- - -

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being December 31, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our president and our chief financial officer. Based upon that evaluation, our president and our chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	49	May 14, 2004
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	50	May 14, 2004
John Martin	Director	50	August 31, 2004
Larry Kellison	Chief Operating Officer	52	May 1, 2006

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

Mr. Bonnell graduated from the Richard Ivey School of Business at the University of Western Ontario with a Masters of Business Administration degree in 1998. Prior to graduation, Mr. Bonnell worked in the specialty retail sector for a private BC based company where his president's responsibilities included all aspects of business management from early stage development, finance, operations, and personnel, through to end of cycle, divestiture. Mr. Bonnell required a broad range of skills and expertise in order to deal with the cyclic nature of the industry and its participants. Primary responsibilities were cash flow management and finance as the cycles of specialty retailing were and continue to be very unpredictable.

From 1998 to 2006, Mr. Bonnell acted in a senior management consultant role for a private BC based company which owned a Whistler BC retail storefront. Aside, Mr. Bonnell commenced with research and a feasibility study to determine the viability of a premium lifestyle brand being based in the resort of Whistler, Canada. The underlying premise was Whistler contained an untapped reserve of celebrity marketing value to capitalize on and a worldwide audience awaited to associate with the Whistler lifestyle.

Commencing in 2001 through to 2006, Mr. Bonnell and his team test-marketed several brand names, a wide array of products and various distribution channels. As a result of these activities a development plan is under consideration which will optimize the inherent market strengths and weaknesses.

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

Larry Kellison – Chief Operating Officer

Mr. Kellison is a professional Geologist with more than 25 years of varied oil and gas experience. From December 2001 to November 2005 he was Vice President and General Manager for Black Hills Corporation’s oil and gas subsidiary in Golden, Colorado where he led the company’s operations throughout the U.S. From March 2000 to December 2001 he was an independent geologic consultant.

Mr. Kellison has an M. Sc in geology from the University of Nebraska and was a Ph D candidate at Colorado State University in Fort Collins, Colorado. Mr. Kellison is author or co-author of a number of industry publications.

Messrs. Sharpe and Bonnell are significant employees and the loss of either of these employees would have an adverse impact on our future developments and could impair our ability to succeed.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2006. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our By-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2006 our only standing committee of the board of directors was our audit committee.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2006, there were no meetings held by this committee. The business of the audit committee was conducted by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date. As we develop further we plan to add an “independent audit committee financial expert” to our Audit Committee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Donald Sharpe	6(1)	21(1)	Nil
Drew Bonnell	4(1)	14(1)	Nil
John Martin	6(1)	21(1)	Nil
Larry Kellison	1(1)	1(1)	Nil

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

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Donald Sharpe President and Director(1)	2006 2005	175,000 105,000	- -	- -	802,203 483,452	- -	- -	- -	977,203 588,452
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	2006 2005	116,000 67,000	- -	- -	802,203 483,452	- -	- -	- -	918,203 550,452

Larry Kellison Chief Operating Officer(3)	2006 2005	80,000 N/A	- N/A	- -	341,946 N/A	- N/A	- N/A	- N/A	421,946 N/A

(1) Mr. Sharpe became our president and a director of our company on May 14, 2004.

(2) Mr. Bonnell became our chief financial officer, secretary, treasurer and a director of our company on May 14, 2004.

(3) Mr. Kellison became our chief operating officer on May 1, 2006.

Donald Sharpe, the President and a director of our company, pursuant to an Amended Management Agreement dated February 28, 2006, earns management fees through D. Sharpe Management Inc., a company wholly-owned and controlled by him. We pay D. Sharpe Management Inc. $15,000 per month for management services. During the twelve month period ended December 31, 2006 we paid D. Sharpe Management Inc. an aggregate amount of $175,000. On December 21, 2006, we entered into an Amended Management Agreement with D. Sharpe Management Inc. whereby, effective January 1, 2007, we pay D. Sharpe Management Inc. $16,500 per month for management services rendered by Donald Sharpe.

We pay Drew Bonnell, our Chief Financial Officer and a director of our company, a management fee of $10,000 per month, pursuant to a Management Consulting Agreement dated February 28, 2006, in consideration for management services rendered by Drew Bonnell. During the twelve month period ended December 31, 2006 we paid Drew Bonnell an aggregate amount of $116,000. On December 21, 2006 we entered into an Amended Management Consulting Agreement with Drew Bonnell whereby, effective January 1, 2007, we pay Drew Bonnell $11,000 per month for management services rendered by Drew Bonnell.

We pay Larry Kellison, our Chief Operating Officer, a management fee of $10,000 per month, pursuant to a Management Consulting Agreement dated May 1, 2006 with Freestone Energy LLC, a company wholly owned and controlled by him, in consideration for management services rendered by Larry Kellison. During the twelve period ended December 31, 2006, we paid Larry Kellison an aggregate amount of $80,000. On December 21, 2006, we entered into an Amended Management Consulting Agreement with Freestone Energy LLC whereby, effective January 1, 2007, we pay Freestone Energy LLC $11,000 per month for management services rendered by Larry Kellison.

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

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald Sharpe President and Director(1)	250,000 200,000 250,000 -	- - - 250,000	- - - -	0.50 2.50 2.50 1.54	June 11, 2009 May 1, 2010 Feb 28, 2011 Dec 20, 2011	- - - -	- - - -	- - - -	- - - -
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	200,000 250,000 -	- - 250,000	- - -	2.50 2.50 1.54	May 1, 2010 Feb 28, 2011 Dec 20, 2011	- - -	- - -	- - -	- - -
Larry Kellison Chief Operating Officer(3)	150,000 -	- 150,000	- -	2.50 1.54	May 1, 2011 Dec 20, 2011	- -	- -	- -	- -

(1) Mr. Sharpe became our president and a director of our company on May 14, 2004.

(2) Mr. Bonnell became our chief financial officer, secretary, treasurer and a director of our company on May 14, 2004.

(3) Mr. Kellison became our chief operating officer on May 1, 2006.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

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

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 5, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	10,924,834(2)	20.57%
Drew Bonnell 2320 Queen Avenue West Vancouver, BC V7V 2Y6	538,833(3)	*
John Martin 14 Ave de la Gare des Eaux Vives 1207 Geneva, Switzerland	209,014(4)	*
Larry Kellison 41 Elk Lane Littleton, CO 80172	200,000(5)	*
Directors and Executive Officers as a Group	11,872,681(6)	21.96%

* Less than 2%.

(1) Based on 42,188,195 shares of common stock issued and outstanding as of March 5, 2007. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 783,333 shares of common stock exercisable within 60 days.

(3) Includes options to acquire an aggregate of 533,333 shares of common stock exercisable within 60 days.

(4) Includes options to acquire an aggregate of 183,333 shares of common stock and warrants to acquire 20,454 shares of common stock exercisable within 60 days.

(5) Includes options to acquire an aggregate of 200,000 shares of common stock exercisable within 60 days.

(6) Includes options to acquire an aggregate of 1,699,999 shares of common stock.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

Over the year ended December 31, 2006, our company incurred management fee expenses in the amount of $371,000 and consulting fee expenses in the amount of $84,000.

A management fee expense of $175,000 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company. Pursuant to an amended management agreement with our company dated February 28, 2006, D. Sharpe Management Inc. receives $15,000 per month for the services that Donald Sharpe provides to our company. We entered into an Amended Management Agreement with D. Sharpe Management Inc. dated December 21, 2006, effective January 1, 2007, whereby D. Sharpe Management Inc. will receive $16,500 per month for services that Donald Sharpe provides to our company.

A consulting fee expense of $84,000 was charged by Neil Maedel in his role as director of corporate communications for the year ended December 31, 2006. Pursuant to an amended management agreement with our company dated May 1, 2005, Mr. Maedel receives $7,000 per month for the services he provides to our company. Effective January 1, 2007 services provided by Mr. Maedel will be remunerated for on an as needed basis.

A management fee expense of $116,000 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2006. In addition, Drew Bonnell, our chief financial officer, secretary, treasurer and a director, receives $10,000 per month for the services he provides to our company pursuant to a management consulting agreement dated February 28, 2006. We entered into an Amended Management Agreement with Drew Bonnell dated December 21, 2006, effective January 1, 2007, whereby Drew Bonnell will receive $11,000 per month for services that he provides to our company.

A management fee expense of $80,000 was charged by Larry Kellison in his role as chief operating officer for the year ended December 31, 2006. Pursuant to a Management Agreement dated May 1, 2006 with Freestone Energy LLC, a company wholly owned and controlled by Larry Kellison, Freestone Energy LLC receives $10,000 per month for the services that Larry Kellison provides to our company. We entered into an Amended Management Agreement with Freestone Energy LLC dated December 21, 2006, effective January 1, 2007, whereby Freestone Energy LLC will receive $11,000 per month for services that Larry Kellison provides to our company.

Corporate Governance

We currently act with three (3) directors, consisting of Donald Sharpe, Drew Bonnell and John Martin.

We have determined that John Martin is an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an audit committee financial expert would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues to date. As we develop further we plan to add an “independent audit committee financial expert” to our Audit Committee.

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by reference from our Form SB-2 filed on May 2, 2005).
10.2	Form of Subscription Agreement with RAB Special Situations LP and Paul Masters (incorporated by reference from our Form SB-2 filed on May 2, 2005).
10.3	Management Consulting Agreement dated May 1, 2005 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.4	Amended Management Consulting Agreement dated May 1, 2005 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.5	Amended Management Consulting Agreement dated May 1, 2005 with Neil Maedel (incorporated by reference from our Current Report on Form 8-K filed on May 24, 2005).
10.6

Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

Donald Sharpe
John Martin
Neil Maedel
Drew Bonnell

10.7

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

10.8

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

10.9

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

10.10

Form of Series A Share Purchase Warrant entered into with the following persons (incorporated by reference form our Current Report on Form 8-K filed on August 31, 2005):

Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital L.P.
Enable Growth Partners LP
Enable Opportunity Partners LP

10.11	Form of Convertible Promissory Note entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005).
10.12

Form of Series A Share Purchase Warrant entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005).

10.13

Form of Broker Warrant entered into with the following (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005):

H.C. Wainwright & Co., Inc.
John R. Clarke
Scott F. Koch
Energy Equities, Inc.
Ocean Equities Ltd.

10.14	Participation Agreement with Merganser Limited (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
10.15

Joint Participating Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation dba Cedar Strat Corporation (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).**

10.16	Form of Subscription Agreement entered into with the following individuals (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2006):

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

10.17

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.18

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Donald Sharpe (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.19	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**
10.20	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006)
10.21	Stock Option Agreement with Larry Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006)
10.22

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006)

10.23

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006)

10.24	Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin and Larry Kellison (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006)
10.25	Form of Stock Option Agreement with Paul Mitchell, Kim Lloyd and Olga Bespalaja (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006)

10.26

Participation Agreement dated February 14, 2007 with Suncor Energy Inc., Grand Banks Energy Corporation and Dejour Energy (Alberta) Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007)

10.27*	Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Freestone Energy LLC
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(21)	Subsidiaries
21.1	List of Subsidiaries
(23)	Consents
23.1*	Consent of Dale Matheson Carr-Hilton LaBonte
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
(23)	Consents
23.1*	Consent of Dale Matheson Carr-Hilton LaBonte LLP

* Filed herewith.

**Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and is subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Item 14.	Principal Accountants Fees and Services

Audit Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB were $27,000 and $23,000, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed for assurance and related services by Dale Matheson Carr-Hilton LaBonte LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $19,000 and $16,200, respectively.

Tax Fees

For the fiscal years ended December 31, 2006 and 2005, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for other non-audit professional services, other than those services listed above, totalled $2,500 and $nil, respectively.

We do not use Dale Matheson Carr-Hilton LaBonte LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Dale Matheson Carr-Hilton LaBonte LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Dale Matheson Carr-Hilton LaBonte LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

The board of directors has considered the nature and amount of fees billed by Dale Matheson Carr-Hilton LaBonte LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Dale Matheson Carr-Hilton LaBonte LLP's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: March 30, 2007

By: /s/ Drew Bonnell

Drew Bonnell

Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer

and Principal Accounting Officer)

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe

Donald Sharpe

President and Director (Principal Executive Officer)

Date: March 30, 2007

By: /s/ Drew Bonnell

Drew Bonnell,

Chief Financial Officer, Secretary, Treasurer and Director

(Principal Financial Officer

and Principal Accounting Officer)

Date: March 30, 2007

By: /s/ John Martin

John Martin

Director

Date: March 30, 2007

CW1138890