Form 10QSB
period 2007-03-31
EDEN ENERGY CORP
filed 2007-05-10
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   42,188,195 common shares issued and outstanding and nil preferred shares issued and outstanding as of May 1, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [	]	No [ X ]

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

March 31, 2007

(Unaudited)

CW1170871.1

2

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$23,143,662	$23,438,355
Accounts receivable	9,102	208,976
Prepaid expenses	77,314	36,504
Current portion of deferred financing costs	191,004	191,004

Total Current Assets	23,421,082	23,874,839

Oil and gas properties, unproven (Note 4)	12,348,868	11,816,603
Restricted cash (Note 9)	974,067	974,067
Property and equipment, net of depreciation	54,991	50,762
Deferred financing costs, net of amortization	79,573	127,324

Total Assets	$36,878,581	$36,843,595

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$233,727	$262,471

Total Current Liabilities	233,727	262,471

Convertible Notes, less unamortized discount of $915,336 (2006 - $1,076,866) (Note 7)	7,709,664	7,548,134

Total Liabilities	7,943,391	7,810,605

Contingencies and Commitments (Notes 2, 4, and 6)

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 8)
100,000,000 shares authorized, $0.001 par value
42,188,195 (December 31, 2006 – 42,188,195) shares issued and outstanding	42,188	42,188

Additional paid-in capital	41,811,124	41,612,921

Accumulated other comprehensive income	14,579	35,084

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(12,377,562)	(12,102,064)

Total Stockholders’ Equity	28,935,190	29,032,990

Total Liabilities and Stockholders’ Equity	$36,878,581	$36,843,595

The accompanying notes are an integral part of these consolidated statements

2

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	January 1, 2004 (Date of Inception of Exploration Stage) To March 31, 2007

Expenses

Consulting
- cash	$—	$21,000	$635,030
- stock-based compensation	36,955	—	662,306
Depreciation	51,502	48,061	314,159
General and administrative
- cash	128,809	37,768	1,258,618
- stock-based compensation	6,058	—	8,077
Impairment loss on oil and gas properties	—	—	2,272,162
Interest expense (Note 7)	—	289,146	5,772,234
Management fees (Note 5)
- cash	115,500	66,000	681,500
- stock-based compensation	155,190	—	1,620,014
Professional fees	34,167	61,575	525,440

Loss before other income	(528,181)	(523,550)	(13,749,540)

Other income

Interest income	252,683	128,153	1,371,978

Net Loss	(275,498)	(395,397)	(12,377,562)

Other Comprehensive (Loss) Income

Foreign currency translation adjustment	(20,505)	—	14,579

Comprehensive Loss	$(296,003)	$(395,397)	$(12,362,983)

Basic and Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	42,188,000	37,737,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	January 1, 2004 (Date of Inception of Exploration Stage) To March 31, 2007

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(275,498)	$(395,397)	$(12,377,562)

Non-cash items:

Impairment of oil and gas properties	—	—	2,272,162
Interest expense relating to accretion of convertible debt	—	161,530	4,608,317
Interest expense paid by issue of common stock	—	—	1,078,885
Depreciation and amortization	51,502	48,061	314,159
Stock-based compensation	198,203	—	2,526,678

Changes in non-cash operating assets and liabilities:

Accounts receivable	(126)	—	(9,102)
Prepaid expenses and other	(40,810)	—	(77,314)
Accounts payable and accrued liabilities	(187,185)	(147,286)	(64,308)

	(253,914)	(333,092)	(1,728,085)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)
Restricted cash	—	—	(974,067)
Proceeds from sale of oil and gas interest	200,000	—	200,000
Purchase of property and equipment	(7,980)	—	(66,726)
Oil and gas property acquisition and exploration, net	(212,294)	(2,538,727)	(12,608,434)

	(20,274)	(2,538,727)	(13,449,702)

Financing Activities:
Issuance of common stock, net of issuance costs	—	16,094,551	29,804,870
Proceeds from convertible notes	—	—	8,502,000

	—	16,094,551	38,306,870

Effect of exchange rate changes on cash	(20,505)	—	14,579

(Decrease) increase in cash and cash equivalents	(294,693)	13,222,732	23,143,662

Cash and cash equivalents, beginning	23,438,355	18,082,596	—

Cash and cash equivalents, ending	$23,143,662	$31,305,328	$23,143,662

Non-cash financing and investing activities:
Interest capitalized to oil and gas properties	$289,133	$—	$564,944
Issue of common stock for interest expense	$—	$—	$1,078,884
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$92	$—	$1,275
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2006.

2.	Nature and Continuance of Operations

The Company is primarily involved in oil and gas exploration activities in Alberta, Canada, and Colorado and Nevada, USA. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take the prospects to drillable stages, currently estimated at net $320,250 over the next 12 months. Additionally, the Company had budgeted net $15,700,000 for drilling programs on its leases for fiscal 2007, of which $200,000 has been expended in the three months ended March 31, 2007.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $12,377,562 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

3.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

4.	Oil and Gas Properties

All of the Company’s oil and gas properties are located in the United States and Canada and are unproven. The total costs incurred and excluded from depletion and amortization are as follows:

	March 31, 2007	December 31, 2006
Acquisition costs
Canada	$ -	$ -
United States	4,248,337	4,274,485
Less: cumulative impairment	(726,428)	(726,428)

	3,521,909	3,548,057
Exploration costs
Canada	1,690,950	1,462,241
Less: cumulative impairment	(1,462,241)	(1,462,241)
United States	8,681,743	8,352,039
Less: cumulative impairment	(83,493)	(83,493)

	8,826,959	8,268,546

Total	$ 12,348,868	$ 11,816,603

Noah Project - Nevada

The Company entered into an Assignment Agreement with Fort Scott Energy Corp (“Fort Scott”) dated August 5, 2004, in which the Company acquired Fort Scott’s interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”). The Participation Agreement provided for the acquisition and development of certain petroleum and natural gas rights and leases in an area of mutual interest in eastern Nevada, consisting of approximately 211,000 gross acres, known as the Noah Project.

The Assignment Agreement provides for Fort Scott to retain a 2% over- riding royalty in the area of mutual interest and for each 10 million barrels of proven reserves on the lands underlying the leases, the Company is committed to issue 1,000,000 shares of common stock to Fort Scott, up to a maximum of 10,000,000 shares of common stock.

Upon the fulfillment of the obligations set out in the Participation Agreement, the Company will earn an 80.5% net revenue interest in the lands underlying the leases, and Cedar Strat will be vested with a 5% over-riding royalty interest. Cedar Strat also retains a 5% back in working interest which may be adjusted upwards to as much as a 12.5% back in working interest should the Company elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement.

On March 1, 2007, the Company entered into a Letter Agreement with Cedar Strat whereby the future development plan of the Noah project was confirmed and approximately 21,000 acres of peripheral leases were transferred to Cedar Strat.

Effective March 29, 2007, the Company entered into an Amendment to the Participation Agreement with Cedar Strat for this prospect. Under the terms of the Amendment, the acreage block at Noah has been divided into four Prospect Areas with each Prospect Area encompassing approximately 50,000 acres of leases. The Prospect Areas are designated Prospect Area 1 to 4 sequentially from north to south. The Amendment calls for the prospect areas to be worked sequentially from North to South by the Company either by; 1) electing to drill an initial test well within the designated Prospect Area, 2) electing to drill a subsequent well or wells within the designated Prospect Area or, 3) electing to shoot a seismic program of no less than twenty-five linear miles in the next sequential untested Prospect Area. As agreed to, the Company will initiate the sequential work by drilling an Initial Test Well in Prospect Area 1 to a depth of approximately 7,000 to 9,000 feet by no later than November 30, 2008.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

4. Oil and Gas Properties (continued)

Under the terms of the Amendment, drilling or seismic operations shall begin within each specified Prospect Area no later than 12 months following the required election date (as follows) unless extended by both parties acting reasonably. The Company shall have ninety (90) days from release of either the drilling rig or completion rig, whichever is later, of the Initial Test Well in the designated Prospect Area, to elect to either drill a Subsequent Well(s) in the Prospect Area or shoot a Seismic Program in the next untested Prospect Area. The Company shall have 180 days from the release of the seismic crew to elect to drill an Initial Test Well in the newly designated Prospect Area or elect to shoot a Seismic Program in the next untested Prospect Area.

Under the terms of the Amendment, if the Company drills an Initial Test Well or Subsequent Well(s) to the base of the sub-thrust Devonian Formation or 17,000 feet, whichever is shallower, the Company will retain all rights, title and interest in all leases and lands within that particular Prospect Area. In each Prospect Area that the Company drills an Initial Test Well or Subsequent Well(s) to a depth shallower than the base of the sub-thrust Devonian or 17,000 feet, ,the Company shall retain all rights, title and interest in all leases and lands within the Prospect Area, to a depth of 1000 feet below the base of the deepest Formation penetrated If in this case, the Company elects not to drill a Subsequent Well, then the Company will offer all deeper rights in the leases within the Prospect Area to Cedar Strat and Cedar Strat shall have 90 days from receipt of such notice in which to exercise this option. Failure of Cedar Strat to exercise its option within such 90 day period shall be deemed as a waiver of its option right.

Should the Company elect not to drill an Initial Test Well in Prospect Areas 2, 3, or 4, then the Company shall, at Cedar Strat’s option, relinquish and assign to Cedar Strat, all right, title and interest in all leases and lands subject to the Participation Agreement lying within the specific Prospect Area, within 90 days after receiving written notice from Cedar Strat of its intent to exercise its option. Cedar Strat’s right to exercise its option shall also be for a 90 day period after receiving written notice from the Company of its election not to drill the Prospect Area. Failure of Cedar Strat to exercise its option within such 90 day period shall be deemed as a waiver of its option right.

Rental payments on the initial acreage and any subsequently acquired acreage will be maintained by the Company during this development period, except on any acreage which Cedar Strat may elect to acquire pursuant to the exercise of its options.

Effective March 29, 2007, the Company entered into a Farm Out Agreement with Midland Texas based Fasken Nevada - 1, LLC and Fasken Oil and Ranch LP, privately held companies (the “Partner”) for the drilling of the Noah prospect as defined in the Amendment to the Participation Agreement with Cedar Strat. The Partner will pay 2/3rd’s of the cost to drill, test and complete the first well in the first Prospect Block and the Company will pay 1/3rd. The Partner will act as operator. Upon drilling and completing the first well in Prospect Area 1 the Partner will be assigned a 50% interest in the Company’s leases in Prospect Area 1 as provided for in the Amendment to the Participation Agreement with Cedar Strat.

Provided the Partner has met its obligations in Prospect Area 1, it shall have the option to proceed to develop Prospect Area 2. If it elects to proceed with developing Prospect Area 2, the Partner shall pay a prospect recovery fee of $2,000,000 to the Company for costs incurred on Prospect Area 1 and shall have the right to earn a 50% interest in the Prospect Area by paying 2/3rd’s of any seismic programs and the drilling and completing to casing point of a second well. Thereafter, the Partner shall continue to have the right to earn in subsequent Prospect Areas under the same terms but with no further prospect recovery fees.

The first well has been staked and is expected to be drilled to a total depth of between 7,000 and 9,000 feet, for an estimated net cost to the Company of $1,340,000. The partner has commenced field work required for well permitting and expects to drill the well before December 31, 2007.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

4. Oil and Gas Properties (continued)

Cherry Creek Project - Nevada

On October 21, 2005, the Company entered into a separate Letter Agreement with Cedar Strat for the exploration and development of petroleum and natural gas rights and leases in an area of mutual interest (AMI) in northeastern Nevada, known as the Cherry Creek project. The Company paid Cedar Strat $216,000 for exploration expenses, which included gravity and field mapping.

Effective January 24, 2006, the Company entered into a formal Joint Participation Agreement with Cedar Strat for the Cherry Creek project. Pursuant to the Joint Participation Agreement, the Company agreed to participate in Cedar Strat’s Cherry Creek project and pay Cedar Strat a $750,000 prospect fee. The Company also agreed to accept responsibility for acquiring and funding BLM leases and private fee leases, if applicable, in order to facilitate the exploration efforts. The Company assumed the obligation to pay the annual rental on such leases.

On March 14, 2006, the Company acquired approximately 76,459 gross acres of oil and gas lease lands at auction in northeastern Nevada, which were subsequently reduced to approximately 69,982 gross acres. On September 30, 2006, the Company gave notice to surrender the low priority leases to Cedar Strat and retained approximately 18,500 gross acres of premium prospective leases. On December 12, 2006, the Company acquired approximately 2,500 additional gross acres of oil and gas leases at auction. On March 1, 2007, the Company entered into a Letter Agreement with Cedar Strat whereby approximately 2,500 acres of peripheral Cherry Creek acreage were transferred to Cedar Strat. At the present time, further evaluation of the geological and other data is required prior to making additional exploration decisions in this area.

Big Sand Spring Valley Project – Nevada - (Divested November 16, 2006)

On June 14, 2005, the Company entered into a separate agreement with Cedar Strat which was formalized into a final Participation Agreement on November 1, 2005. The Participation Agreement entitled the Company to acquire and develop petroleum and natural gas rights and leases in an area of mutual interest. On November 1, 2005, the Company entered into a Participation Agreement with Merganser Limited (subsequently Eternal Energy Corp.) (“Eternal”) for the joint development of this project, and on November 8, 2005, received Eternal’s portion of project costs of US$667,000.

Pursuant to a Letter Agreement dated November 1, 2006, between Cedar Strat, Eternal and the Company, and formalized by an agreement dated November 16, 2006, Eternal acquired 100% of the Company’s interest in the Big Sand Spring Valley Project in consideration for a final payment of $200,000 (received on January 9, 2007) and a release from any further obligations under the November 1, 2005 Participation Agreement.

Chinchaga Project - Alberta

On March 13, 2006, the Company entered into a farm-in arrangement with Suncor Energy Inc. (“Suncor”) of Calgary, Alberta. The arrangement provided for the Company to participate, with a 50% working interest and with other minor partners, in the cost to drill an exploratory well on approximately 18,000 gross acres of leases owned by Suncor, while retaining options to drill a second well to earn additional acreage. Suncor retains a 12.5% gross overriding royalty on the lands which are known as the Chinchaga area.

By drilling the first well which was plugged and abandoned on January 22, 2007, the Company earned a 50% working interest in approximately 7,000 gross acres. The Company and its partners elected not to drill the Option Well or acquire the Block 1 – Option Lands, nor purchase the additional Block 2 Option Lands that were available. The joint venture partners acquired an additional 1,279 gross acres at a February 8, 2007 land sale of which the Company holds a 55.56% working interest, due to one partner declining to participate in the land acquisition. Currently, the Company and its partners are evaluating the Farmout Lands earned from the first well and the recently acquired lands in Chinchaga before making any further exploration decisions.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

4. Oil and Gas Properties (continued)

On February 14, 2007, the Company entered into a separate farm-in arrangement with Suncor. Under the terms of this arrangement, the Company participated with a 10% working interest, in the drilling of an exploratory well and earned a 10% working interest in approximately 9,600 gross acres. Suncor retains a 12.5% gross overriding royalty on these lands. The Company acquired a 10% interest in an additional 5,120 gross acres of offsetting lands at an approximate gross cost of $600,000 to the joint venture partnership. These lands are subject to a 7.5% overriding royalty to Suncor. The Company also earned a first right of refusal to equalize to its proportionate share in another 5,760 gross acres held by Suncor. The well spud on February 10, 2007 and reached final depth of 8,415 feet. On March 19, 2007, the Company and its partners reported the well was dry and was to be abandoned. Currently, further evaluation of these lands is required by the partners before additional exploration decisions can be made.

Ant Hill Unit Drilling and Development Project – Colorado

Effective September 1, 2006, the Company entered into a farm-in agreement with Starlight Oil and Gas LLC and Starlight Corporation (“Starlight”) to undertake a development drilling program located in western Colorado. Under the terms of the agreement, the Company has paid Starlight a prospect fee of $900,000. Starlight will participate for a 10% working interest and the Company will have a 75% working interest in the prospective lands. Starlight will retain a 7.5% gross overriding royalty on the lands.

The Ant Hill Unit is a 20,000 acre federal exploratory unit currently operated by EnCana Oil and Gas (USA) (“Encana”). Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, and which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current Participating Areas (PA’s) commencing in the fall of 2006. The wells will be drilled on 160 acre drilling blocks typically encompassing standard governmental quarter sections. By drilling and completing these wells, the existing federal exploratory unit will remain in effect for several more years. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, the Company and Starlight will also earn a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160 acre drilling block.

After the initial four locations are drilled, the Company and Starlight may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing which would provide for another 68 drilling locations. In December 2006, the first two wells were tied in and completed. The Company’s future plans are to re-enter the first of these two wells and complete an additional zone, and with the second well, to treat scaling issues and to re-enter the well and add additional pay with a two-stage fracture treatment.

5.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, and December 21, 2006 (effective January 1, 2007), with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of $16,500 per month. During the three-month period ended March 31, 2007, management fees of $49,500 (2006 - $40,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006 and December 21, 2006 (effective January 1, 2007) with a director and officer of the Company. Under the terms of the agreement, the Company agreed to pay $11,000 per month. During the three-month period ended March 31, 2007, management fees of $33,000 (2006 - $26,000) were incurred.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

5. Related Party Transactions (continued)

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006 (effective January 1, 2007) with a private company wholly-owned by an officer of the Company. Under the terms of the agreement, the Company agreed to pay $11,000 per month. During the three-month period ended March 31, 2007, management fees of $33,000 (2006 – $nil) were incurred.

(d)

During the three-month period ended March 31, 2007, the Company recorded $198,203 of stock-based compensation as follows: $155,190 as management fees; $36,955 as consulting fees; and $6,058 as payroll expenses.

6.	Commitments

The Company entered into a consulting agreement dated February 1, 2006, as amended December 1, 2006, with an individual to provide certain investor relations services. Under the terms of the amended agreement, the Company agreed to pay $2,500 per month until such time as the contract is terminated.

Under the terms of its Participation Agreements with Cedar Strat the Company must pay approximately net $313,000 in lease renewal fees over the next twelve months.

The Company has committed to drill an initial test well as the part of the Noah project no later than November 30, 2008 at an estimated net cost of $1,340,000.

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current PA’s commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40 acre drill site quarter/quarter section. The first two wells have been drilled and tied in. The second two wells are planned for drilling in the summer of 2007, with an estimated cost per well of net $1,750,000.

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

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

7. Convertible Notes (continued)

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the related embedded equity elements of $92,704 was charged to interest expense in 2005. The carrying value of the Convertible Debentures is being accreted to the face value of $8,625,000 at maturity. At March 31, 2007, accrued interest of $170,137 is included in accrued liabilities. Interest expense of $161,530 has been accreted during the period increasing the carrying value of the Convertible Debentures to $7,709,664. Interest expense of $289,133 was capitalized to the White River Dome property during the three-month period ended March 31, 2007.

8.	Capital Stock

During the three-month period ended March 31, 2007, the Company did not issue any shares of common stock.

During the three-month period ended March 31, 2006, the Company issued the following:

(a)	On February 6, 2006, the Company issued 57,500 shares of common stock upon the exercise of 57,500 share purchase warrants at $2.00 per share for proceeds of $115,000.
(b)	On February 17, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for proceeds of $50,000.
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

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

8.	Capital Stock (continued)

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

During the three month period ended March 31, 2006, the Company granted stock options to acquire up to 772,000 shares of common stock exercisable at $2.50 per share on or before February 28, 2011. The closing market price of the stock on the grant date was $2.50 per share. The fair value for options granted was estimated at the date of grant using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.55% and an expected volatility of 205.47%. The weighted average fair value of stock options granted during the three month period ended March 31, 2006 was $2.25 per share. No compensation expense was charged to operations as none of the stock options granted vested in the period. These options vested 33.33% on each of April 1, 2006, August 1, 2006 and December 1, 2006.

A summary of the Company’s stock option activity is as follows:

	Three months ended March 31, 2007		Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2006	2,424,000	$ 1.98

Granted	—	—

Cancelled / Forfeited	—	—

Exercised	—	—

Outstanding, March 31, 2007	2,424,000	$ 1.98	3.86	$ 175,000

Exercisable, March 31, 2007	1,632,000	$ 2.19	3.44	$ 175,000

A summary of the status of the Company’s unvested shares as of March 31, 2007, and changes during the three-month period ended March 31, 2007, is presented below:

Unvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at January 1, 2007	792,000	$ 1.00
Granted	—	—
Vested	—	—

Unvested at March 31, 2007	792,000	$ 1.00

As at March 31, 2007, there was $528,540 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 0.72 years.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements (Unaudited)

Three months ended March 31, 2007

8.	Capital Stock (continued)

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2006	16,436,176	$ 4.35
Issued	—	—
Exercised	—	—

Balance, March 31, 2007	16,436,176	$ 4.35

At March 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

9.	Restricted Cash

The Company has secured $974,067 towards a Letter of Credit payable as to $91,667 to HSBC Bank Canada as security for corporate credit cards and $882,400 to Starlight LLP as security for drilling commitments.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

As used in this quarterly report, the terms "we", "us", "our" and "Eden" mean Eden Energy Corp. and/or our subsidiaries, unless otherwise indicated.

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

Noah Project - Nevada

On August 31, 2004, by way of an Assignment Agreement, we acquired Fort Scott Energy Corp’s (“Fort Scott”) interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”). The Fort Scott/ Cedar Strat Participation Agreement deals with the acquisition and development of petroleum and natural gas rights and leases in an area of mutual interest in eastern Nevada. We named this area of approximately 211,000 gross acres, the Noah Project.

The Assignment Agreement provides for Fort Scott to retain a 2% over- riding royalty in the area of mutual interest and the following considerations:

(i)	the issuance to Fort Scott of 500,000 shares of our common stock;
(ii)

the issuance to Fort Scott of 7% interest bearing Promissory Note and Convertible Debenture ($0.25 conversion rate) Units in the principal amount of $500,000. Each Unit entitled Fort Scott to the issuance of one common share in our capital stock and one half of one warrant, with each whole warrant entitling Fort Scott to acquire one additional common share at $0.50 per share; and

(iii)	for each 10 million barrels of proven reserves on the lands underlying the leases, we will issue to Fort Scott 1,000,000 shares of common stock, up to a maximum of 10,000,000 shares of common stock.

                The debenture was converted and the associated warrants were exercised for cash in fiscal 2005. Fort Scott retains its 2% over-riding royalty interest on the lands underlying the leases, such that upon the fulfillment of the obligations set out in the Participation Agreement, we will earn an 80.5% net revenue interest in the lands underlying the leases, and Cedar Strat will be vested with a 5% over-riding royalty interest. Cedar Strat also retains a 5% back in working interest which may be adjusted upwards to as much as a 12.5% back in working interest should we elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement.

Exploration conducted since acquiring Fort Scott’s interest includes the acquisition of proprietary and licensed gravity and magnetic data, processing and interpreting 39 miles of proprietary and other trade licensed seismic data, and the integration of all sub-surface and surface geology, gravity, magnetic, and seismic data.

On March 1, 2007 we entered into a Letter Agreement with Cedar Strat whereby the future development plan of the Noah project was confirmed and approximately 21,000 acres of peripheral leases were transferred to Cedar Strat.

Effective March 29, 2007, we entered into an Amendment to the Participation Agreement with Cedar Strat for this prospect. Under the terms of the Amendment, our acreage block at Noah has been divided into four Prospect Areas with each Prospect Area encompassing approximately 50,000 acres of leases. The Prospect Areas are designated Prospect Area 1 to 4 sequentially from north to south. The Amendment calls for the prospect areas to be worked sequentially from North to South by us either, 1) electing to drill an initial test well within the designated Prospect Area, 2) electing to drill a subsequent well or wells within the designated Prospect Area or 3) electing to shoot a seismic program of no less than twenty-five (25) linear miles in the next sequential untested Prospect Area. As agreed to we will initiate our sequential work by drilling an Initial Test Well in Prospect Area 1 to a depth of approximately 7,000 to 9,000 feet by no later than November 30, 2008.

Under the terms of the Amendment drilling or seismic operations shall begin within each specified Prospect Area no later than 12 months following the required election date (as follows) unless extended by both parties acting reasonably. We shall have ninety (90) days from release of either the drilling rig or completion rig, whichever is later, of the Initial Test Well in the designated Prospect Area, to elect to either drill a Subsequent Well(s) in the Prospect Area or shoot a Seismic Program in the next untested Prospect Area. We shall have 180 days from the release of the seismic crew to elect to drill an Initial Test Well in the newly designated Prospect Area or elect to shoot a Seismic Program in the next untested Prospect Area.

Under the terms of the Amendment if we drill an Initial Test Well or Subsequent Well(s) to the base of the sub-thrust Devonian Formation or 17,000 feet, whichever is shallower, we will retain all rights, title and interest in all leases and lands within that particular Prospect Area. In each Prospect Area that we drill an Initial Test Well or Subsequent Well(s) to a depth shallower than the base of the sub-thrust Devonian or 17,000 feet, ,we shall retain all rights, title and interest in all leases and lands within the Prospect Area, to a depth of 1000 feet below the base of the deepest Formation penetrated If in this case we elect not to drill a Subsequent Well then we will offer all deeper rights in the leases within the Prospect Area to Cedar Strat and Cedar Strat shall have 90 days from receipt of such notice in which to exercise this option. Failure of Cedar Strat to exercise its option within such 90 day period shall be deemed as a waiver of its option right.

Should we elect not to drill an Initial Test Well in Prospect Areas 2, 3, or 4 we shall, at Cedar Strat’s option, relinquish and assign to Cedar Strat, all right, title and interest in all leases and lands subject to the Participation Agreement lying within the specific Prospect Area, within 90 days after receiving written notice from Cedar Strat of its intent to exercise its option. Cedar Strat’s right to exercise its option shall also be for a 90 day period after receiving written notice from us of our election not to drill the Prospect Area. Failure of Cedar Strat to exercise its option within such 90 day period shall be deemed as a waiver of its option right.

Rental payments on the initial acreage and any subsequently acquired acreage will be maintained by us during this development period, except on any acreage which Cedar Strat may elect to acquire pursuant to the exercise of its options.

Effective March 29, 2007 we entered into a Farm Out Agreement with Midland Texas based Fasken Nevada - 1, LLC and Fasken Oil and Ranch LP, privately held companies (the “Partner”) for the drilling of the Noah prospect as defined in the Amendment to the Participation Agreement with Cedar Strat. The Partner will pay 2/3rds of the cost to drill, test and complete the first well in the first Prospect Block and Eden will pay 1/3rd. The Partner will act as operator. Upon drilling and completing the first well in Prospect Area 1 the Partner will be assigned a 50% interest in Eden’s leases in Prospect Area 1 as provided for in the Amendment to the Participation Agreement with Cedar Strat.

Provided the Partner has met its obligations in Prospect Area 1, it shall have the option to proceed to develop Prospect Area 2. If it elects to proceed with developing Prospect Area 2, the Partner shall pay a prospect recovery fee of $2,000,000 to Eden for costs incurred on Prospect Area 1 and shall have the right to earn a 50% interest in the Prospect Area by paying 2/3rds of any seismic programs and the drilling and completing to casing point of a second well. Thereafter, the Partner shall continue to have the right to earn in subsequent Prospect Areas under the same terms but with no further prospect recovery fees.

The first well has been staked and is expected to be drilled to a total depth of between 7,000 and 9,000 feet, for an estimated cost of $4,000,000 of which we will pay 1/3rd. The partner has commenced field work required for well permitting and expects to drill the well before December 31, 2007.

Cherry Creek Project - Nevada

On October 21, 2005 we entered into a separate Letter Agreement with Cedar Strat Corporation for the exploration and development of a new project called Cherry Creek. This agreement entitles our company or our Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI) in northeastern Nevada.

Under the terms and conditions of this Letter Agreement, Cedar Strat will manage certain exploration programs within the AMI designed to bring the prospect to a drillable status. Cedar Strat has provided us with copies of the exploration data to which Eden has paid Cedar Strat $216,000. Cedar Strat’s field work has been completed.

Subject to election to drill, we must commence drilling within the AMI within 24 months of receipt by us of all of the exploration data from Cedar Strat, and thereafter must drill at least one development well per year during the term of the agreement.

Effective January 24, 2006, we entered into a formal Joint Participation Agreement with Cedar Strat Corporation. Cedar Strat Corporation provided their acceptance to the formal Joint Participation Agreement on February 16, 2006. Pursuant to the Joint Participation Agreement we agreed to participate in Cedar Strat’s play included within the geographical boundaries of a confidential area, and pay Cedar Strat $750,000 as a prospect fee. We also agreed to accept responsibility for acquiring and funding BLM leases and private fee leases, if applicable, in order to facilitate the exploration efforts. We assumed the obligation to pay the annual rental on such leases.

On March 14, 2006, we acquired at auction approximately 76,459 gross acres of oil and gas lease lands in northeastern Nevada for this project. Subsequent to March 14, 2006, adjustments reduced the number of acres to approximately 69,982 gross acres. On September 30, 2006, we gave notice to surrender the low priority leases to Cedar Strat and retain approximately 18,500 gross acres of premium prospective leases. On December 12, 2006 we acquired at auction approximately 2,500 additional gross acres of oil and gas leases. On March 1, 2007 we entered into a Letter Agreement with Cedar Strat whereby approximately 2,500 acres of peripheral Cherry Creek acreage were transferred to Cedar Strat. At the present time, further evaluation of the geological and other data is required prior to making additional exploration decisions in this area.

Big Sand Spring Valley Project – Nevada - (Divested of November 16, 2006)

On June 13, 2005, we entered into a separate Agreement with Cedar Strat Corporation which was formalized into a final Participation Agreement on November 1, 2005. The Participation Agreement entitled Eden Energy Corp. or its Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire and develop petroleum and natural gas rights and leases in an area of mutual interest.

On November 1, 2005, we entered into a Participation Agreement with Merganser Limited (subsequently Eternal Energy Corp.) for the joint development of this project. As set out in the Participation Agreement, on November 8, 2005, we received Eternal’s portion of project costs of US$667,000.

Pursuant to a Letter Agreement between Cedar Strat, Eternal Energy Corp. and Eden Energy Corp. dated November 1, 2006, Eternal Energy Corp. proposed and Eden accepted an offer to purchase 100% of Eden’s interest in the Big Sand Spring Valley Project in consideration for a final payment of $200,000 and a release from any further obligations under the November 1, 2005 Participation Agreement. Formal agreement was entered into November 16, 2006 with described consideration received by Eden, January 9, 2007. Due to the conclusion of this agreement, Eden no longer has any interests or funding obligations in respect to this project.

Chinchaga Project - Alberta

On March 13, 2006, through our wholly owned subsidiary, Eden Energy (North) Ltd., we entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. The arrangement provided for Eden to participate, with a 50% working interest and with other minor partners, in the cost to drill an exploratory well on approximately 18,000 gross acres of leases owned by Suncor while retaining options to drill a second well to earn additional acreage. The exploration target was a dolomitized Slave Point reef at a depth of approximately 8,900 feet in Northwestern Alberta. Suncor retains a 12.5% gross overriding royalty on the lands which are known as the Chinchaga area.

By drilling the first well which was plugged and abandoned on January 22, 2007, Eden earned a 50% working interest in approximately 7,000 gross acres. We and our partners elected not to drill the Option Well or acquire the Block 1 – Option Lands nor purchase the additional Block 2 Option Lands that were available. The joint venture partners acquired an additional 1,279 gross acres at a February 8, 2007 land sale of which Eden holds a 55.56% working interest in due to one partner declining to participate in the land acquisition. Currently, Eden and its partners are evaluating the Farmout Lands earned from the first well and the recently acquired lands in Chinchaga before making any further exploration decisions.

On February 14, 2007, Eden entered into a separate farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. Under the terms of this arrangement Eden participated with a 10% working interest, in the drilling of an exploratory well and earned a 10% working interest in approximately 9,600 gross acres. The exploration target was a dolomitized Slave Point reef at a depth of approximately 8,400 feet in northwestern Alberta, also known as Chinchaga. Suncor retains a 12.5% gross overriding royalty on these lands. Eden acquired a 10% interest in an additional 5,120 gross acres of offsetting lands at an approximate gross cost of $600,000 to the joint venture partnership. These lands are subject to a 7.5% overriding royalty to Suncor. Eden also earned a first right of refusal to equalize to its proportionate share in another 5,760 gross acres held by Suncor.

The well spud on February 10, 2007 and reached final depth of 8,415 feet. On March 19, 2007, we and our partners reported the well was dry and was to be abandoned. Currently, further evaluation of these lands is required by the partners before additional exploration decisions can be made.

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

The primary targets are the Cameo Coal and Williams Fork Sandstones of the Cretaceous Mesaverde Group, found at an average depth of 8,100 feet. Cumulative production from the field is in excess of 65 BCF from 157 wells, with current production averaging 11 MMCF/D from 100 active wells. Typical well life in the field is 17 years. Eden estimates ultimate reserves per well to be approximately 1.07 BCF per well, with an initial production rate of approximately 710mcfd. Gas from the Ant Hill unit typically contains about 25% carbon dioxide, which is removed at a local natural gas treatment plant. Drilling and completion costs are estimated to be $1,900,000 per well throughout the field. Operations in the White River Dome Field are largely prohibited in the winter months.

The first well (Love Federal 17-42) under the agreement spud on September 21, 2006 and took 13 days to drill and set production casing. The second well (Love Federal 17 -21) spud on October 8, 2006 and took 12 days to drill and set production casing. Once both wells were cased the rig was released for the winter. Fracture stimulation commenced on Well 1 October 28, 2006 and Well 2 November 4, 2006. At the time, completion operations were expected to take approximately 16 days per well with an expectation these times would drop to about 7 days per well once completion techniques were refined.

                In December 2006 we announced the tie-in of these first two wells and that they had good sand and coal thicknesses in the order of other proven wells in the field. These first two wells were completed using modern frac techniques designed to increase fracture half lengths from less than 100 feet traditionally to greater than 300 feet. Currently the Love Federal 17-21 is experiencing high water production rates which are restricting the flow of gas naturally.  The Love Federal 17- 42 was completed in the Cameo coal section only and is producing below expectations possibly due to scaling.  Plans are underway to reenter the Love Federal 17-21, shut off the source of the water and complete an additional zone.  In the Love Federal 17-42 plans are underway to treat the scaling issues and to reenter the well and add additional pay with a two-stage fracture treatment.  The Company believes that these procedures will bring production more in line with anticipated levels.

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

Currently in Nevada we hold approximately 190,000 gross acres pursuant to lease agreements on the Noah Project and approximately 18,500 gross acres pursuant to lease agreements on the Cherry Creek Project. The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases. In Colorado, we hold 160 gross acres in our White River Dome development drilling project. In Alberta we hold approximately 8,265 gross acres in our 50% working interest joint exploration agreement and an approximate 14,720 gross acres in our 10% working interest joint venture exploration arrangement.

Our portfolio of exploration projects includes the Noah and Cherry Creek projects in the USA, and the Chinchaga Project in Alberta. As the expenditure allocation table below illustrates we have largely completed the geological and seismic interpretation on these projects and are initiating exploratory drilling operations. Based on our current interpretation of the Noah Project, we estimate a cost to drill our first exploratory well to approximately 8,500 feet to be in the $4,000,000 range, plus contingency.

We are budgeting for eight development wells in the Ant Hill Unit over the next 12 month period (approximately $14,200,000 cost) which combined with production from our existing two wells, we estimate will provide approximately $2,800,000 in net sales revenue for the period. (Annualized net sales revenue for 10 wells over an initial 12 month period is estimated at approximately $8,250,000). We are budgeting for our first exploratory well in Nevada with a net cost estimated at approximately $1,333,334. Combined, we have budgeted a net $15,500,000 over the next 12 month period for drilling programs on our projects.

Our net cash provided by financing activities during the three months ended March 31, 2007 was $nil. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to March 31, 2007 was $38,306,870.

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

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases and continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative and Corporate Expenses	1,400,000
Nevada Land Expense – Noah, Cherry Creek projects	313,000
Alberta Land Expense – Chinchaga project	7,250
Drilling Programs – Noah, Chinchaga, Ant Hill projects	15,500,000
Working Capital	4,000,000
Total	21,220,250

As at March 31, 2007 we had $233,727 in current liabilities. Our net cash used in operating activities for the three months ended March 31, 2007 was $253,914 compared to $333,092 used in the three months ended March 31, 2006. Our accumulated losses increased to $12,932,701 as of March 31, 2007 of which $12,377,562 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. Our financial statements report a net loss of $275,498 for the three month period ended March 31, 2007 compared to a net loss of $395,397 for the three month period ended March 31, 2006. Our losses have decreased primarily as a result of capitalizing interest costs to oil and gas properties in 2007 of $289,113, and an increase in interest income to $252,683 for the three months ended March 31, 2007 as compared to $128,153 for the three months ended March 31, 2006.

Stock-based compensation increased as a result of amortizing the unvested portion of stock options issued in December 2006.

Our total liabilities as of March 31, 2007 were $7,943,391 as compared to total liabilities of $7,810,605 as of March 31, 2006. The slight increase was due to the increase in allocation for our Convertible Notes from $7,548,134 as at March 31, 2006 to $7,709,664 as at March 31, 2007 being offset by a decrease in accounts payable (from $262,471 as at March 31, 2006 to $233,727 as at March 31, 2007).

During the three month period ended March 31, 2007 we spent $212,294 on exploration and acquisition of our oil and gas properties as compared to $2,538,727 spent during the three month period ended March 31, 2006. Of this amount $26,149 was attributable to a recovery of acquisition costs (2006 - $2,296,339), and $238,443 (2006 - $2,858,925) was attributable to exploration costs.

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

Product Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada and Alberta as well as expanding our development drilling program in Colorado. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases and with early stage exploration and evaluation of acquired data. With this stage completed we intend to use the results obtained from this dedicated research to move forward with an exploratory drilling and development plan. Effective September 1, 2006, we are engaged in natural gas development drilling in Colorado.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2008 other than office computers, furnishings, and communication equipment as required.

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

Effective May 1, 2006 Larry Kellison was appointed Chief Operating Officer and will provide these management services through Freestone Energy LLC, a company wholly-owned and controlled by him. Effective January 1, 2007 a past contracted consultant for our company will be remunerated for services on an as needed basis.

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

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on our company's reported financial position or results of operations.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2007, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of March 31, 2007, all of our oil and gas properties were unproved and were excluded from depletion. At March 31, 2007, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $275,498 for the three month period ending March 31, 2007, and cumulative losses since the inception of the exploration stage of $12,377,562 to March 31, 2007. As of March 31, 2007 we had working capital of $23,187,355 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to March 31, 2007, we have incurred aggregate losses of approximately $12,377,562. Our loss from operations for the three month period ended March 31, 2007 was $275,498. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are largely engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on our properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget anticipates the potential acquisition of additional acreage in Nevada, Colorado and/or Alberta. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States, Canada, or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

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

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers

Other than our satellite operations office in Denver CO. we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.27	Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Freestone Energy LLC
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(21)	Subsidiaries
21.1	List of Subsidiaries
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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

May 10, 2007

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

May 10, 2007