Form 10QSB
period 2007-06-30
EDEN ENERGY CORP
filed 2007-08-14
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   42,430,440 common shares issued and outstanding and nil preferred shares issued and outstanding as of August 1, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in United States dollars)

June 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

STATEMENTS CONSOLIDATED OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
Assets	(Unaudited)

Current Assets

Cash and cash equivalents	$22,707,118	$23,438,355
Accounts receivable	41,572	208,976
Prepaid expenses	51,596	36,504
Current portion of deferred financing costs	191,004	191,004

Total Current Assets	22,991,290	23,874,839

Oil and gas properties, unproven (Note 4)	12,975,176	11,816,603
Restricted cash (Note 9)	978,761	974,067
Property and equipment, net of depreciation of $15,802	57,242	50,762
Deferred financing costs, net of amortization of $350,174	31,822	127,324

Total Assets	$37,034,291	$36,843,595

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$107,588	$262,471

Total Current Liabilities	107,588	262,471

Convertible Notes, less unaccreted discount of $753,806 (2006 - $1,076,866) (Note 8)	7,871,194	7,548,134

Total Liabilities	7,978,782	7,810,605

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
42,430,440 (December 31, 2006 – 42,188,195) shares issued and outstanding	42,431	42,188

Additional paid-in capital	42,273,910	41,612,921

Accumulated other comprehensive income	6,134	35,084

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(12,711,827)	(12,102,064)

Total Stockholders’ Equity	29,055,509	29,032,990

Total Liabilities and Stockholders’ Equity	$37,034,291	$36,843,595

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	January 1, 2004 (Date of Inception of Exploration Stage) To June 30, 2007

Revenue
Oil and gas	$56,568	$—	$56,568	$—	$56,568

Expenses

Consulting
- cash	$—	$21,000	$—	$42,000	$635,030
- stock-based compensation	36,955	272,459	73,910	272,459	699,261
Depletion and depreciation	56,818	48,884	108,320	96,945	370,977
General and administrative
- cash	68,453	148,683	197,262	317,143	1,327,071
- stock-based compensation	6,058	—	12,116	—	14,135
Impairment loss on oil and gas properties					2,272,162
Interest expense (Note 7)	137,587	436,365	137,587	725,511	5,909,821
Management fees (Note 5)
- cash	115,500	95,000	231,000	161,000	797,000
- stock-based compensation	158,390	550,518	313,580	550,518	1,778,404
Oil and gas operating expenses	12,330	—	12,330	—	12,330
Professional fees	45,458	60,828	79,625	122,403	570,898

Operating expenses	637,549	1,633,737	1,165,730	2,287,979	14,387,089

Loss before other income	(580,981)	(1,633,737)	(1,109,162)	(2,287,979)	(14,330,521)

Other income

Interest income	246,715	155,630	499,398	283,783	1,618,694

Net loss	(334,266)	(1,478,107)	(609,764)	(2,004,196)	(12,711,827)

Other Comprehensive (Loss) Income

Foreign currency translation adjustment	(8,445)	49,955	(28,950)	49,955	6,134

Comprehensive loss	$(342,711)	$(1,428,152)	$(638,714)	$(1,954,241)	$(12,705,693)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding	42,265,000	41,796,000	42,227,000	39,778,000

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	January 1, 2004 (Date of Inception of Exploration Stage) To June 30, 2007

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(609,764)	$(2,004,196)	$(12,711,827)

Non-cash items:

Impairment of oil and gas properties	—	—	2,272,162
Interest expense relating to accretion of convertible debt	—	323,060	4,608,317
Interest expense paid by issue of common stock	261,625	261,626	1,340,510
Depreciation	108,320	96,945	370,977
Stock-based compensation	399,606	822,978	2,728,081

Changes in non-cash operating assets and liabilities:

Accounts receivable	(32,595)	—	(41,571)
Prepaid expenses and other	(15,091)	(71,572)	(51,595)
Accounts payable and accrued liabilities	(309,605)	(51,161)	(186,729)

	(197,504)	(622,320)	(1,671,675)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)
Restricted cash	(4,694)	—	(978,761)
Proceeds from sale of oil and gas interest	200,000	—	200,000
Purchase of property and equipment	(14,298)	(24,776)	(73,044)
Oil and gas property acquisition and exploration, net	(685,791)	(2,213,415)	(13,081,931)

	(504,783)	(2,238,191)	(13,934,211)

Financing Activities:
Issuance of common stock, net of issuance costs	—	15,874,636	29,804,870
Proceeds from convertible notes	—	—	8,502,000

	—	15,874,636	38,306,870

Effect of exchange rate changes on cash	(28,950)	49,955	6,134

Increase (decrease) in cash and cash equivalents	(731,237)	13,064,080	22,707,118

Cash and cash equivalents, beginning	23,438,355	18,082,596	—

Cash and cash equivalents, ending	$22,707,118	$31,146,676	$22,707,118

Non-cash financing and investing activities:
Interest capitalized to oil and gas properties	$446,002	$—	$721,813
Issue of common stock for interest expense	$261,625	$261,626	$1,340,510
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$322	$—	$1,505
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2006 with the addition of the policy disclosed in Note 3.

2.	Nature and Continuance of Operations

The Company is primarily involved in oil and gas exploration activities in Alberta, Canada, and Colorado and Nevada, USA. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take the prospects to drillable stages, currently estimated at net $321,000 over the next 12 months. Due to seasonal and other considerations the drilling budget for next twelve month period has been re-estimated to net $10,300,000.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $12,711,827 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

3.	Significant Accounting Policy

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

F-4

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

4.	Oil and Gas Properties

The following of the Company’s oil and gas properties are located in the United States and Canada and are unproven. These costs incurred are excluded from depletion and amortization as follows:

	June 30, 2007	December 31, 2006
Acquisition costs
Canada	$ -	$ -
United States	4,319,858	4,274,485
Less: cumulative impairment	(726,428)	(726,428)

	3,593,430	3,548,057
Exploration costs
Canada	2,057,000	1,462,241
Less: cumulative impairment	(1,462,241)	(1,462,241)
United States	8,870,480	8,352,039
Less: cumulative impairment	(83,493)	(83,493)

	9,381,746	8,268,546

Total	$ 12,975,176	$ 11,816,603

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

The Assignment Agreement provides for Fort Scott to retain a 2% over-riding royalty in the area of mutual interest and for each 10 million barrels of proven reserves on the lands underlying the leases, the Company is committed to issue 1,000,000 shares of common stock to Fort Scott, up to a maximum of 10,000,000 shares of common stock.

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

4.     Oil and Gas Properties (continued)

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

Under the terms of the Amendment, if the Company drills an Initial Test Well or Subsequent Well(s) to the base of the sub-thrust Devonian Formation or 17,000 feet, whichever is shallower, the Company will retain all rights, title and interest in all leases and lands within that particular Prospect Area. In each Prospect Area that the Company drills an Initial Test Well or Subsequent Well(s) to a depth shallower than the base of the sub-thrust Devonian or 17,000 feet, ,the Company shall retain all rights, title and interest in all leases and lands within the Prospect Area, to a depth of 1,000 feet below the base of the deepest Formation penetrated If in this case, the Company elects not to drill a Subsequent Well, then the Company will offer all deeper rights in the leases within the Prospect Area to Cedar Strat and Cedar Strat shall have 90 days from receipt of such notice in which to exercise this option. Failure of Cedar Strat to exercise its option within such 90 day period shall be deemed as a waiver of its option right.

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

4.     Oil and Gas Properties (continued)

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

The first well has been staked and is expected to be drilled to a total depth of between 7,000 and 9,000 feet, for an estimated net cost to the Company of $1,340,000. The Partner has commenced field work required for well permitting and expects to drill the well before December 31, 2007. On July 9, 2007 the Partner received approval on the required Federal and State permits to drill the well. On July 10, 2007 the Company was advised by the Partner that they received approval from the BLM in Ely for the gravel pit(s) for commencement of road and location construction. Because of the uncertainties in completing lease and road construction and accessing drilling rigs the Partner has not yet been able to provide a firm spud date.

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

4.     Oil and Gas Properties (continued)

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

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

4.     Oil and Gas Properties (continued)

After the initial four locations are drilled, the Company and Starlight may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing which would provide for another 68 drilling locations. In December 2006, the first two wells were tied in and completed. The Company is planning to re-enter the first of these two wells, shut off the water and perforate and frac an additional uphole zone. With the second well the Company is planning to re-enter the well and add additional pay with a two-stage fracture treatment. To date the Company has received approximately $15,200 from gas sales for the months of March, April, and May 2007, which represents gas production prior to the wells being recompleted. The Company has also accrued approximately $40,000 in gas sales for prior periods which it expects to collect in the subsequent period.

5.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, and December 21, 2006 (effective January 1, 2007), with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of $16,500 per month. During the six-month period ended June 30, 2007, management fees of $99,000 (2006 - $45,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006 and December 21, 2006 (effective January 1, 2007) with a director and officer of the Company. Under the terms of the agreement, the Company agreed to pay $11,000 per month. During the six-month period ended June 30, 2007, management fees of $66,000 (2006 - $31,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006 (effective January 1, 2007) with a private company wholly-owned by an officer of the Company. Under the terms of the agreement, the Company agreed to pay $11,000 per month. During the six-month period ended June 30, 2007, management fees of $66,000 (2006 – $nil) were incurred.

(d)

During the six-month period ended June 30, 2007, the Company recorded $399,606 of stock-based compensation as follows: $313,580 as management fees; $73,910 as consulting fees; and $12,116 as payroll expenses.

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

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current PA’s commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40 acre drill site quarter/quarter section. The first two wells have been drilled and tied in. The second two wells are planned for and must be drilled by the end of 2007, with an estimated cost per well of net $1,750,000.

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the related embedded equity elements of $92,704 was charged to interest expense in 2005. The carrying value of the Convertible Debentures is being accreted to the face value of $8,625,000 at maturity. On June 1, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments with a value of $261,625. At June 30, 2007, accrued interest of $41,116 is included in accrued liabilities. Interest expense of $323,060 has been accreted during the period increasing the carrying value of the Convertible Debentures to $7,871,194. Interest expense of $446,002 was capitalized to the Ant Hill Unit property during the six-month period ended June 30, 2007.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

8.     Capital Stock

During the six-month period ended June 30, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments to convertible note holders.

During the six-month period ended June 30, 2006, the Company issued the following:

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

During the six month period ended June 30, 2007:

The Company granted the stock options to a director to acquire up to 100,000 shares of common stock exercisable at $1.13 per share on or before June 11, 2012. One-third of the options vest on October 11, 2007, one-third vest on February 11, 2008 and the final one-third vest on June 11, 2008. The closing market price of the stock on the grant date was $1.09 per share. The fair value for options granted was estimated at the date of grant to be $61,476 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.87% and an expected volatility of 94%. The fair value of these stock options granted was $0.61 per share. During the six-month period ended June 30, 2007, the Company recorded stock-based compensation of $3,200 as management fees.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

8.     Capital Stock (continued)

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

A summary of the Company’s stock option activity is as follows:

	Six months ended June 30, 2007		Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2006	2,424,000	$ 1.98

Granted	100,000	1.13

Cancelled / Forfeited	—	—

Exercised	—	—

Outstanding, June 30, 2007	2,524,000	$ 1.95	3.66	$ 140,000

Exercisable, June 30, 2007	1,896,000	$ 2.03	3.37	$ 140,000

A summary of the status of the Company’s unvested shares as of June 30, 2007, and changes during the six-month period ended June 30, 2007, is presented below:

Unvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at January 1, 2007	792,000	$ 1.00
Granted	100,000	0.62
Vested	(264,000)	1.00

Unvested at June 30, 2007	628,000	$ 0.94

As at June 30, 2007, there was $388,613 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 0.55 years.

Eden Energy Corp.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

8.     Capital Stock (continued)

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2006	16,436,176	$ 4.30
Issued	—	—
Exercised	—	—

Balance, June 30, 2007	16,436,176	$ 4.30

At June 30, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

9.	Restricted Cash

The Company has secured $978,761 towards a Letter of Credit payable as to $96,361 to HSBC Bank Canada as security for corporate credit cards and $882,400 to Starlight Oil & Gas LLC as security for drilling commitments.

10.	Subsequent Event

On July 6, 2007 the Company agreed to enter into a five-year office lease commencing September 1, 2007 at a gross cost of approximately $24,000 per month. The Company is permitted to sublease to multiple tenants and currently plans four or five sublease tenants which will reduce the total rentable area and associated costs by approximately 60%.

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

The first well has been staked and is expected to be drilled to a total depth of between 7,000 and 9,000 feet, for an estimated cost of $4,000,000 of which we will pay 1/3rd. On July 9, 2007 we reported the Partner received approval on the required Federal and State permits to drill the well. On July 10, 2007 we were advised by the Partner that they received approval from the BLM in Ely for the gravel pit(s) for commencement of road and location construction. Because of the uncertainties in completing lease and road construction and accessing drilling rigs the Partner has not yet been able to provide a firm spud date.

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

Eden and its partners are continuing to review the Chinchaga acreage before deciding on any additional activities in this area.

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

In December 2006 we announced the tie-in of these first two wells and that they had good sand and coal thicknesses in the order of other proven wells in the field. These first two wells were completed using modern frac techniques designed to increase fracture half lengths from less than 100 feet traditionally to greater than 300 feet. The Love Federal 17-21 has experienced high water production rates which has restricted the flow of gas naturally.  Plans are underway to reenter the 17-21, shut off the source of the water and perforate and frac an additional uphole zone. The Love Federal 17- 42 was completed in the Cameo coal section only and despite our subsequent scaling treatment procedure is currently not producing.  Plans are underway to reenter the 17-42 and add additional pay with a two-stage fracture treatment.  The Company believes these procedures will bring production more in line with anticipated levels.

Pursuant to the Drilling and Development Agreement between EnCana and Starlight, which Eden became party to, two additional wells must be drilled prior to the end of the 2007. Plans are underway to drill these two wells and complete them based upon the results of the re-completion procedures applied to the Love Federal 17-21 and Love Federal 17-42. We have been advised by Starlight that they do not plan to participate in the drilling of these two additional wells and that they intend to sell their interest in this project. We have advised Starlight of our desire to go forward with the two additional wells and have advised Starlight that we will take whatever actions are available to us to protect our interest in the Ant Hill Unit.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

For the next 12 months we plan to continue to explore, drill, and evaluate our leases in eastern Nevada. We expect to continue to participate in our Alberta projects as our 50% and 10% joint venture exploration agreements provide for. We plan also to continue with our development drilling program in Colorado as our joint venture agreement there provides for.

Currently in Nevada we hold approximately 190,000 gross acres pursuant to lease agreements on the Noah Project and approximately 18,500 gross acres pursuant to lease agreements on the Cherry Creek Project. The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases. In Colorado, we hold 160 gross acres in our White River Dome development drilling project. In Alberta we hold approximately 5,120 gross acres in our 50% working interest joint exploration agreement and an additional 1,280 gross acres which expire on August 21, 2007. In the same joint exploration agreement we hold 1,280 gross acres with a 55.56% interest due to one partner not participating in a February 2007 lease sale. We hold an approximate 14,080 gross acres and the right of first refusal on another 5,760 gross acres in our 10% working interest joint venture exploration agreement.

Our portfolio of exploration projects includes the Noah and Cherry Creek projects in the USA, and the Chinchaga Project in Alberta. Based on our current interpretation of the Noah Project, we estimate a cost to drill our first exploratory well to approximately 9,000 feet in Prospect Area 1 to be in the $4,000,000 range, plus contingency. Subject to the results from this first well, we plan to work with the Partner and continue with exploration on the Noah. With an election by our Partner to proceed on Prospect Area 2 we will receive a $2,000,000 project recovery fee from the Partner, and expect to commence with a new seismic program currently estimated at $3,000,000, of which we will pay one third (1/3) of the costs.

Due to seasonal access limitations and other considerations in the Ant Hill Unit we are revising the development well drilling schedule over the next 12 month period to align with the commitment obligations in the area. We are budgeting for two additional wells in the Ant Hill Unit in 2007 as well as the re-completion of the existing two wells, in total estimated at approximately $4,400,000. Subject to positive election to continue to drill in 2008, we are budgeting for six additional wells over the drilling period of May 1, 2008 to December 1, 2008 of which the cost of four of these six wells is included in the table of estimated expenditures for the next 12 month period, which follows. The total estimated cost of development in the Ant Hill Unit over the next 12 month period is approximately $8,000,000 including engineering reports and well permitting costs. We estimate based on original well projections that these new wells combined with production from the two re-completed wells will provide approximately $1,000,000 in net cash for the period and approximately 3,000,000 MCF of gross reserves. To date we have received approximately $15,200 from gas sales for the months of March, April, and May 2007, which represents gas production prior to the wells being recompleted. We expect to receive a further revenue cheque of approximately $40,000 for December 2006 to February 2007 gas sales as well as December 2006 to May 2007 liquid sales in August 2007. This revenue cheque will represent production from the two wells prior to their re-completion.

We are budgeting for our first exploratory well in Nevada with a net cost estimated at approximately $1,333,334 plus a further net exploration estimate of $1,000,000. We are budgeting an estimated net $2,500,000 for exploration work in Chinchaga Alberta. Combined, we have budgeted an approximate net $13,000,000 over the next 12 month period for exploration and drilling programs on our projects.

Our net cash provided by financing activities during the six months ended June 30, 2007 was $nil. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to June 30, 2007 was $38,306,870.

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

On August 25, 2005 we issued convertible promissory notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The notes bear interest at 6% per annum, mature on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No further investments were made under this option. On November 28, 2005, we issued 90,000 shares of common stock upon the conversion of a portion of our convertible promissory notes. On December 1, 2005 we issued 59,291 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the financing on February 24, 2006 the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04. On June 1, 2006 we issued 113,258 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On December 1, 2006 we issued 149,466 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On June 1, 2007 we issued 242,245 shares of common stock in lieu of a cash interest payment on the convertible promissory notes.

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

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases and continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative and Corporate Expenses	1,350,000
Projects Land Rental Expense – Nevada, Colorado, Alberta	321,000
Exploration Programs Expense – Noah, Chinchaga projects	2,500,000
Drilling Programs – Noah, Chinchaga, Ant Hill projects	10,500,000
Working Capital	4,000,000
Total	18,671,000

                As at June 30, 2007 we had $107,588 in current liabilities. Our net cash used in operating activities for the six months ended June 30, 2007 was $197,504 compared to $622,320 used in the six months ended June 30, 2006. Our accumulated losses increased to $13,266,966 as of June 30, 2007 of which $12,711,827 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. Our financial statements report a net loss of $609,764 for the six month period ended June 30, 2007 compared to a net loss of $2,004,196 for the six month period ended June 30, 2006. Our losses have decreased primarily as a result of capitalizing interest costs on convertible notes to oil and gas properties in 2007 of $446,002, and a further reduction of interest costs of $141,922, as well as a reduction in stock-based compensation of $423,372. Interest income increased to $499,398 for the six months ended June 30, 2007 as compared to $283,783 for the six months ended June 30, 2006, as a result of higher average interest rates during the 2007 fiscal period of approximately 4.3% as compared to 2.3% for the 2006 fiscal period. Average cash balances for the six months ended June 30, 2007 was approximately $23,000,000 as compared to $24,500,000 for the six months ended June 30, 2006.

Our total liabilities as of June 30, 2007 were $7,978,782 as compared to total liabilities of $7,810,605 as of June 30, 2006. The slight increase was due to the accretion of the discount on our Convertible Notes, which increased the carrying value for our Convertible Notes from $7,548,314 as at June 30, 2006 to $7,871,194 as at June 30, 2007, as well as a decrease in accounts payable (from $262,471 as at June 30, 2006 to $107,588 as at June 30, 2007).

During the six month period ended June 30, 2007 we incurred $1,158,573 on exploration and acquisition of our oil and gas properties as compared to $2,213,414 incurred during the six month period ended June 30, 2006. Of this amount $45,373 was attributable to acquisition costs (2006 - $1,036,693), and $1,113,200 (2006 - $1,176,721) was attributable to exploration costs.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2008 other than office computers, furnishings, and communication equipment as required.

Corporate Offices

As of September 1, 2007 our corporate offices will be located at Suite 1680, 200 Burrard Street, Vancouver, BC, V6C 3L6. On July 6, 2007 we agreed to enter into a five-year office lease commencing September 1, 2007 for approximately 4,574 square feet of rentable area at a gross cost of approximately $24,000 per month. Within this space we are permitted to sublease to multiple tenants and currently plan four or five sublease tenants which will reduce our total rentable area and associated costs by approximately 60%.

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

Effective May 1, 2006 Larry Kellison was appointed Chief Operating Officer and will provide these management services through Freestone Energy LLC, a company wholly-owned and controlled by him. Effective January 1, 2007 a past contracted consultant for our company will be remunerated for services on an as needed basis. Effective June 11, 2007 Ralph Stensaker, CGA, MBA was appointed to our Board of Directors and Audit Committee.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2007, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of June 30, 2007, all of our oil and gas properties were unproved and were excluded from depletion. At June 30, 2007, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $609,764 for the six month period ending June 30, 2007, and cumulative losses since the inception of the exploration stage of $12,711,827 to June 30, 2007. As of June 30, 2007 we had working capital of $22,883,702 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to June 30, 2007, we have incurred aggregate losses of approximately $12,711,827. Our loss from operations for the six month period ended June 30, 2007 was $1,109,162. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

As a result of a majority of our directors and officers are residents of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our company or our directors and officers

Other than our satellite operations office in Denver, CO. we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

10.19	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**
10.20	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).
10.21	Stock Option Agreement with Larry Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).
10.22

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.23

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.24	Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin and Larry Kellison (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.25	Form of Stock Option Agreement with Paul Mitchell, Kim Lloyd and Olga Bespalaja (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).
10.26

Participation Agreement dated February 14, 2007 with Suncor Energy Inc., Grand Banks Energy Corporation and Dejour Energy (Alberta) Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007).

10.27

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Freestone Energy LLC (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007).

10.28	Form of Stock Option Agreement with Ralph Stensaker (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(21)	Subsidiaries
21.1	List of Subsidiaries
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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

August 13, 2007

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

August 13, 2007

CW1368222.1