Form 10QSB
period 2007-09-30
EDEN ENERGY CORP
filed 2007-11-14
CIK 1083866

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  000-31503

EDEN ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1680 – 200 Burrard Street, Vancouver, British Columbia Canada V6C 3L6
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  42,430,440 common shares issued and outstanding and nil preferred shares issued and outstanding as of November 6, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

(Expressed in United States dollars)

September 30, 2007

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

F-2

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
Assets	(Unaudited)

Current Assets

Cash and cash equivalents	$23,424,476	$23,438,355
Accounts receivable	19,203	208,976
Prepaid expenses	125,506	36,504
Current portion of deferred financing costs	175,075	191,004

Total Current Assets	23,744,260	23,874,839

Oil and gas properties, unproven (Note 4)	13,378,441	11,816,603
Restricted cash (Note 9)	113,411	974,067
Property and equipment, net of depreciation of $18,373 (2006 - $7,984)	51,776	50,762
Deferred financing costs, net of amortization of $397,925 (2006 - $254,672)	-	127,324

Total Assets	$37,287,888	$36,843,595

Liabilities and Stockholders’ Equity

Current Liabilities

Accounts payable and accrued liabilities	$236,488	$262,471

Total Current Liabilities	236,488	262,471

Convertible Notes, less unaccreted discount of $592,276 (2006 - $1,076,866) (Note 7)	8,032,724	7,548,134

Total Liabilities	8,269,212	7,810,605

Stockholders’ Equity

Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	—	—

Common Stock: (Note 8)
100,000,000 shares authorized, $0.001 par value
42,430,440 (December 31, 2006 – 42,188,195) shares issued and outstanding	42,430	42,188

Additional paid-in capital	42,487,483	41,612,921

Accumulated other comprehensive (loss) income	46,014	35,084

Deficit accumulated prior to the exploration stage	(555,139)	(555,139)

Deficit accumulated during the exploration stage	(13,002,112)	(12,102,064)

Total Stockholders’ Equity	29,018,676	29,032,990

Total Liabilities and Stockholders’ Equity	$37,287,888	$36,843,595

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2007

Revenue
Oil and gas (Note 3)	$1,802	$—	$42,060	$—	$42,060

Expenses

Consulting
- cash	$—	$21,000	$—	$63,000	$635,030
- stock-based compensation	36,955	204,344	110,865	476,803	736,216
Depletion and depreciation	46,673	50,302	154,993	147,247	417,650
General and administrative
- cash	100,095	142,679	380,244	486,277	1,427,166
- stock-based compensation	6,058	—	18,174	—	20,193
Impairment loss on oil and gas properties	—	—	—	—	2,272,162
Interest expense (Note 7)	48,895	528,855	186,482	1,254,366	5,958,716
Management fees (Note 5)
- cash	115,500	105,000	346,500	266,000	912,500
- stock-based compensation	170,559	450,144	484,139	1,000,662	1,948,963
Oil and gas operating expenses	1,970	—	23,563	—	23,563
Professional fees	62,341	56,327	141,965	178,730	633,238

Operating expenses	589,046	1,558,651	1,846,925	3,873,085	14,985,397

Loss before other items	(587,244)	(1,558,651)	(1,804,865)	(3,873,085)	(14,943,337)

Other items

Gain on foreign exchange	22,807	4,606	105,692	31,061	22,804
Loss on disposal of equipment	(1,544)	—	(1,544)	—	(1,544)
Interest income	301,270	312,540	800,669	596,323	1,919,965

Net loss	(264,711)	(1,241,505)	(900,048)	(3,245,701)	(13,002,112)

Other comprehensive (loss) income

Foreign currency translation adjustment	39,880	(50)	10,932	49,905	46,014

Comprehensive loss	$(224,831)	$(1,241,555)	$(889,116)	$(3,195,796)	$(12,956,098)

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Weighted average number of common shares outstanding	42,430,000	41,983,000	42,296,000	40,521,000

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	January 1, 2004 (Date of Inception of Exploration Stage) To September 30, 2007

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(900,048)	$(3,245,701)	$(13,002,112)

Non-cash items:

Impairment of oil and gas properties	—	—	2,272,162
Interest expense relating to accretion of convertible debt	—	484,590	4,608,317
Interest expense paid by issue of common stock	261,625	634,611	1,340,510
Depletion and depreciation	154,993	147,247	417,650
Loss on disposal of equipment	1,544	—	1,544
Stock-based compensation	613,178	1,477,465	2,941,653

Changes in non-cash operating assets and liabilities:

Accounts receivable	(10,227)	(7,752)	(19,203)
Prepaid expenses and other	(89,002)	(72,304)	(125,506)
Accounts payable and accrued liabilities	(230,541)	(75,203)	(107,665)

	(198,478)	(657,047)	(1,672,650)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	—	—	(475)
Restricted cash	860,656	—	(113,411)
Proceeds from sale of oil and gas interest	200,000	—	200,000
Purchase of property and equipment	(14,298)	(52,538)	(73,044)
Oil and gas property acquisition and exploration, net	(872,690)	(6,045,485)	(13,268,830)

	173,668	(6,098,023)	(13,255,760)

Financing Activities:
Issuance of common stock, net of issuance costs	—	15,874,636	29,804,870
Proceeds from convertible notes	—	—	8,502,000

	—	15,874,636	38,306,870

Effect of exchange rate changes on cash	10,931	49,903	46,016

Increase (decrease) in cash and cash equivalents	(13,879)	9,169,469	23,424,476

Cash and cash equivalents, beginning	23,438,355	18,082,596	—

Cash and cash equivalents, ending	$23,424,476	$27,252,065	$23,424,476

Non-cash financing and investing activities:
Interest capitalized to oil and gas properties	$689,148	$—	$964,959
Issue of common stock for interest expense	$261,625	$634,611	$1,340,510
Issue of common shares for oil and gas properties	$—	$—	$450,000
Issue of convertible debenture, net of discount	$—	$—	$400,000
Debt assumed by previous management	$—	$—	$19,846

Supplementary disclosure:
Interest paid	$322	$—	$1,505
Income taxes paid	$—	$—	$—

The accompanying notes are an integral part of these interim consolidated statements

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2006 with the addition of the accounting policy disclosed in Note 3.

2.	Nature and Continuance of Operations

The Company is primarily involved in oil and gas exploration activities in Alberta, Canada, and Colorado and Nevada, USA. Under the terms of its Participation Agreements, the Company has committed to fund ongoing leasehold and applicable exploration expenses required to take the prospects to drillable stages, currently estimated at net $324,000 over the next 12 months.

Combined, the Company has budgeted an approximate $18,800,000 over the next 12 month period for exploration and drilling programs on the Company’s projects; however, approximately $12,500,000 of the budgeted amount is success based, subject to management review of field results and other criteria, and to be expended only with positive election to proceed by the Company. As it relates to the Colorado development-drilling program, the Company’s planned expenditures are expected to be linked to securing industry reserve based financing.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $13,002,112 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

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

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

4.	Oil and Gas Properties

The following of the Company’s oil and gas properties are located in the United States and Canada and are unproven. These costs incurred are excluded from depletion and amortization as follows:

	September 30, 2007	December 31, 2006
Acquisition costs
Canada	$-	$-
United States	4,386,622	4,274,485
Less: cumulative impairment	(726,428)	(726,428)

	3,660,194	3,548,057
Exploration costs
Canada	2,090,160	1,462,241
Less: cumulative impairment	(1,462,241)	(1,462,241)
United States	9,173,821	8,352,039
Less: cumulative impairment	(83,493)	(83,493)

	9,718,247	8,268,546

Total	$13,378,441	$11,816,603

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

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

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

The first well has been staked and is expected to be drilled to a total depth of between 7,000 and 9,000 feet, for an estimated net cost to the Company of $1,340,000. The Partner has commenced field work required for well permitting and expects to drill the well before December 31, 2007. On July 9, 2007 the Partner received approval on the required Federal and State permits to drill the well. On July 10, 2007 the Company was advised by the Partner that they received approval from the BLM for commencement of road and location construction. The spudding of the Noah Federal No. 1 well was rescheduled to Spring 2008 and construction of the lease access road and drill site was essentially completed and the area would be secured until drilling commencement in 2008.

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

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

On March 14, 2006, the Company acquired approximately 76,459 gross acres of oil and gas lease lands at auction in northeastern Nevada, which were subsequently reduced to approximately 69,982 gross acres. On September 30, 2006, the Company gave notice to surrender the low priority leases to Cedar Strat and retained approximately 18,500 gross acres of premium prospective leases. On December 12, 2006, the Company acquired approximately 2,500 additional gross acres of oil and gas leases at auction. Subsequent to December 12, 2006 the Company acquired additional leases from the BLM, some of which were not completed on by a buyer at a previous land sale, On March 1, 2007 the Company entered into a Letter Agreement with Cedar Strat whereby approximately 2,500 acres of peripheral Cherry Creek acreage were transferred to Cedar Strat leaving the Company with approximately 26,000 gross acres of oil and gas leases at Cherry Creek, At the present time, further evaluation of the geological and other data is required prior to making additional exploration decisions in this area.

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

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

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

On October 4, 2007 the Company reported its plan to conduct additional seismic operations this winter and if warranted drill one new well at Chinchaga the following winter drilling season. On November 2, 2007 the Operator recommended and the Company agreed, in light of the soft natural gas market and changes to Alberta royalty rates, to continue evaluating the area and consider delaying seismic operations until next year.

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

The Company is also budgeting for two additional wells in the Ant Hill Unit in 2007 estimated at approximately $4,800,000. Subject to positive election to continue to drill in 2008, the Company is budgeting for six additional wells over the drilling season of May 1, 2008 to December 1, 2008. The total estimated cost of development in the Ant Hill Unit over the next 12 month period is approximately $15,000,000 including engineering reports and well permitting costs. To date the Company has received or accrued approximately $42,000 gross from gas and liquid sales from the first two wells for the first nine months of 2007. This amount represents production from the two wells prior to their re-completion.

On August 31, 2007 the Company entered into an agreement with Starlight where Starlight assigned to the Company all of its rights, title, and interests in both the Ant Hill Drilling and Development Agreement with EnCana and the related Participation Agreement with the Company.

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

5.	Related Party Transactions
(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, and December 21, 2006 (effective January 1, 2007), with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of $16,500 per month. During the nine-month period ended September 30, 2007, management fees of $148,500 (2006 - $130,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006 and December 21, 2006 (effective January 1, 2007) with a director and officer of the Company. Under the terms of the agreement, the Company agreed to pay $11,000 per month. During the nine-month period ended September 30, 2007, management fees of $99,000 (2006 - $86,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006 (effective January 1, 2007) with a private company wholly-owned by an officer of the Company. Under the terms of the agreement, the Company agreed to pay $11,000 per month. During the nine-month period ended September 30, 2007, management fees of $99,000 (2006 – $50,000) were incurred.

(d)

During the nine-month period ended September 30, 2007, the Company recorded $613,178 of stock-based compensation as follows: $484,139 as management fees; $110,865 as consulting fees; and $18,174 as general and administrative expenses.

6.	Commitments

The Company entered into a consulting agreement dated February 1, 2006, as amended December 1, 2006, with an individual to provide certain investor relations services. Under the terms of the amended agreement, the Company agreed to pay $2,500 per month until such time as the contract is terminated.

Under the terms of its Participation Agreements with Cedar Strat the Company must pay approximately net $324,000 in lease renewal fees over the next twelve months.

The Company has committed to drill an initial test well as the part of the Noah project no later than November 30, 2008 at an estimated net cost of $1,340,000.

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current PA’s commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40 acre drill site quarter/quarter section. The first two wells have been drilled and tied in. On August 31, 2007 the Company acquired Starlight’s interests in the Drilling and Development Agreement and is moving ahead with the second two wells planned for 2007 with an estimated cost per well of $2,000,000.

On July 6, 2007, the Company entered into a lease agreement commencing September 1, 2007 for office premises for a five-year term expiring August 31, 2012. Annual rent is payable at $179,831 (Cdn$178,386) for the first two years payable in equal consecutive monthly instalments of $14,985 (Cdn$14,865), and $189,053 (Cdn$187,534) for the remaining three years payable in equal consecutive monthly instalments of $15,753 (Cdn$15,628). The Company paid a deposit of $50,174 (Cdn$49,771) which will be applied without interest against the last month’s rent due under the lease. This amount is included in prepaid expenses at September 30, 2007.

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

6.	Commitments (continued)

During the nine months ended September 30, 2007, the Company paid rent expense of $21,862 under this lease, and was reimbursed by three sub-lease tenants for $7,547. Future minimum lease payments over the next five fiscal years are as follows:

2007	$44,955
2008	179,831
2009	182,892
2010	189,053
2011	189,053
2012	126,024

$911,808

7.	Convertible Notes

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the related embedded equity elements of $92,704 was charged to interest expense in 2005. The carrying value of the Convertible Debentures is being accreted to the face value of $8,625,000 at maturity. On June 1, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments with a value of $261,625. At September 30, 2007, accrued interest of $171,555 is included in accrued liabilities. Interest expense of $484,590 has been accreted during the period increasing the carrying value of the Convertible Debentures to $8,032,724. Interest expense of $689,148 was capitalized to the Ant Hill Unit property during the nine-month period ended September 30, 2007.

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

8.	Capital Stock

During the nine-month period ended September 30, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments to convertible note holders.

During the nine-month period ended September 30, 2006, the Company issued the following:

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

During the nine-month period ended September 30, 2007:

The Company granted the stock options to a director to acquire up to 100,000 shares of common stock exercisable at $1.13 per share on or before June 11, 2012. One-third of the options vest on October 11, 2007, one-third vest on February 11, 2008 and the final one-third vest on June 11, 2008. The closing market price of the stock on the grant date was $1.09 per share. The fair value for options granted was estimated at the date of grant to be $61,476 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.87% and an expected volatility of 94%. The fair value of these stock options granted was $0.61 per share. During the nine-month period ended September 30, 2007, the Company recorded stock-based compensation of $18,569 as management fees.

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

8.	Capital Stock (continued)

During the nine-month period ended September 30, 2006:

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2007 is as follows:

			Weighted Average
	Number of Options	Weighted Average Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding, December 31, 2006	2,424,000	$ 1.98

Granted	100,000	1.13

Cancelled / Forfeited	—	—

Exercised	—	—

Outstanding, September 30, 2007	2,524,000	$ 1.95	3.41	$ 125,000

Exercisable, September 30, 2007	2,160,000	$ 1.97	3.25	$ 125,000

A summary of the status of the Company’s unvested shares as of September 30, 2007, and changes during the nine-month period ended September 30, 2007, is presented below:

Unvested shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested at January 1, 2007	792,000	$ 1.00
Granted	100,000	0.62
Vested	(528,000)	1.00

Unvested at September 30, 2007	364,000	$ 0.89

As at September 30, 2007, there was $175,042 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 0.35 years.

Eden Energy Corp.

(An Exploration Stage Company)

September 30, 2007

Notes to the Consolidated Financial Statements

(Expressed in United States Dollars)

(Unaudited)

8.	Capital Stock (continued)

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number of Shares	Weighted Average Exercise Price

Balance, December 31, 2006	16,436,176	$ 4.30
Issued	—	—
Exercised	—	—

Balance, September 30, 2007	16,436,176	$ 4.30

At September 30, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

9.	Restricted Cash

The Company had secured $974,067 towards a Letter of Credit payable as to $91,667 to HSBC Bank Canada as security for corporate credit cards and $882,400 to Starlight Oil & Gas LLC as security for drilling commitments. On September 20, 2007, the portion relating to Starlight Oil & Gas LLC was released. As at September 30, 2007, restricted cash consists of $113,411 (CAD$112,500) for security for corporate credit cards.

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

Corporate History

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. Our common shares were quoted for trading on the OTCBB on December 15, 2000 under the symbol "ECTC". On June 18, 2004 our symbol changed to “ECOM”. On August 6, 2004 we changed our name to Eden Energy Corp. and on August 20, 2004 our symbol changed to “EDNE”.

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

Under the terms of the Amendment if we drill an Initial Test Well or Subsequent Well(s) to the base of the sub-thrust Devonian Formation or 17,000 feet, whichever is shallower, we will retain all rights, title and interest in all leases and lands within that particular Prospect Area. In each Prospect Area that we drill an Initial Test Well or Subsequent Well(s) to a depth shallower than the base of the sub-thrust Devonian or 17,000 feet, we shall retain all rights, title and interest in all leases and lands within the Prospect Area, to a depth of 1000 feet below the base of the deepest Formation penetrated. If in this case we elect not to drill a Subsequent Well then we will offer all deeper rights in the leases within the Prospect Area to Cedar Strat and Cedar Strat shall have 90 days from receipt of such notice in which to exercise this option. Failure of Cedar Strat to exercise its option within such 90 day period shall be deemed as a waiver of its option right.

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

The first well has been staked and is expected to be drilled to a total depth of between 7,000 and 9,000 feet, for an estimated cost of $4,000,000 of which we will pay 1/3rd. On July 9, 2007 we reported the Partner received approval on the required Federal and State permits to drill the well. On July 10, 2007 the Partner advised us that they received approval from the BLM in Ely for the gravel pit(s) for commencement of road and location construction.

On October 4, 2007 we reported that on the advice of our Partner/operator due to the onset of winter conditions, the spudding of the Noah Federal No. 1 well was rescheduled to Spring 2008. Our Partner also advised that construction of the lease access road and drill site was essentially completed and the area would be secured until drilling commencement in 2008.

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

Under the terms and conditions of this Letter Agreement, Cedar Strat will manage certain exploration programs within the AMI designed to bring the prospect to a drillable status. Cedar Strat has provided us with copies of the exploration data to which Eden has paid Cedar Strat $216,000. Cedar Strat’s fieldwork has been completed.

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

On March 14, 2006, we acquired at auction approximately 76,459 gross acres of oil and gas lease lands in northeastern Nevada for this project. Subsequent to March 14, 2006, adjustments reduced the number of acres to approximately 69,982 gross acres. On September 30, 2006, we gave notice to surrender the low priority leases to Cedar Strat and retain approximately 18,500 gross acres of premium prospective leases. On December 12, 2006 we acquired approximately 2,500 additional gross acres of oil and gas leases at auction. Subsequent to December 12, 2006 we acquired additional leases from the BLM, some of which were not completed on by a buyer at a previous land sale. On March 1, 2007 we entered into a Letter Agreement with Cedar Strat whereby approximately 2,500 acres of peripheral Cherry Creek acreage were transferred to Cedar Strat leaving us with approximately 26,000 gross acres of oil and gas leases at Cherry Creek. At the present time, further evaluation of the geological and other data is required prior to making additional exploration decisions in this area.

Big Sand Spring Valley Project – Nevada - (Divested of November 16, 2006)

On June 13, 2005, we entered into a separate Agreement with Cedar Strat Corporation, which was formalized into a final Participation Agreement on November 1, 2005. The Participation Agreement entitled Eden Energy Corp. or its Nevada subsidiary, Southern Frontier Explorations Ltd. to acquire and develop petroleum and natural gas rights and leases in an area of mutual interest.

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

Chinchaga Project - Alberta

On March 13, 2006, through our wholly owned subsidiary, Eden Energy (North) Ltd., we entered into a farm-in arrangement with Suncor Energy Inc. of Calgary, Alberta. The arrangement provided for Eden to participate, with a 50% working interest and with other minor partners, in the cost to drill an exploratory well on approximately 18,000 gross acres of leases owned by Suncor while retaining options to drill a second well to earn additional acreage. The exploration target was a dolomitized Slave Point reef at a depth of approximately 8,900 feet in Northwestern Alberta. Suncor retains a 12.5% gross overriding royalty on the lands, which are known as the Chinchaga area.

By drilling the first well, which was plugged and abandoned on January 22, 2007, Eden earned a 50% working interest in approximately 7,000 gross acres. Our partners and we elected not to drill the Option Well or acquire the Block 1 – Option Lands nor purchase the additional Block 2 Option Lands that were available. The joint venture partners acquired an additional 1,279 gross acres at a February 8, 2007 land sale of which Eden holds a 55.56% working interest in due to one partner declining to participate in the land acquisition. Currently, Eden and its partners are evaluating the Farmout Lands earned from the first well and the recently acquired lands in Chinchaga before making any further exploration decisions.

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

The well spud on February 10, 2007 and reached final depth of 8,415 feet. On March 19, 2007, our partners and we reported the well was dry and was to be abandoned.

On October 4, 2007, we reported we plan to conduct additional seismic operations this winter and if warranted drill one new well at Chinchaga the following winter drilling season. On November 2, 2007 the Operator advised us and we agreed to continue to evaluate the area, but in light of the soft natural gas market and changes in the Alberta royalty rates, we may delay seismic operations until next year.

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

After the initial four locations are drilled, Eden and Starlight may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing, which would provide for another 68 drilling locations.

The primary targets are the Cameo Coal and Williams Fork Sandstones of the Cretaceous Mesaverde Group, found at an average depth of 8,100 feet. Cumulative production from the field is in excess of 65 BCF from 157 wells, with current production averaging 11 MMCF/D from 100 active wells. Typical well life in the field is 17 years. Eden estimates ultimate reserves per well to be approximately 1.07 BCF per well, with an initial production rate of approximately 710mcfd. Gas from the Ant Hill unit typically contains about 25% carbon dioxide, which is removed at a local natural gas treatment plant. Drilling and completion costs are estimated to be in the $2,000,000 range per well throughout the field. Operations in the White River Dome Field are largely prohibited in the winter months.

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

In December 2006 we announced the tie-in of these first two wells and that they had good sand and coal thicknesses in the order of other proven wells in the field. These first two wells were completed using modern frac techniques designed to increase fracture half lengths from less than 100 feet traditionally to greater than 300 feet. The Love Federal 17-21 has experienced high water production rates, which has restricted the flow of gas naturally. The Love Federal 17- 42 was completed in the Cameo coal section only and despite our subsequent scaling treatment procedure is currently not producing. Both wells will be recompleted which our company believes will bring production more in line with anticipated levels.

On August 31, 2007, we entered into an agreement with Starlight Oil & Gas LLC and Starlight Operating Company, Inc. (Starlight) whereby Starlight shall assign to Eden all of its rights, title, and interests in both the Ant Hill Drilling and Development Agreement with EnCana and the related Participation Agreement with Eden.

(i)	The terms of the agreement are as follows:
(ii)	Our company shall withdraw its demand for arbitration with prejudice;
(iii)

Our company agrees to make no claims against Starlight Operating Company, Inc. or Starlight Oil & Gas LLC for any obligations with regard to the completion of the existing wells and drilling of any future wells per the terms of the EnCana Drilling & Development Agreement and Starlight/Eden Participation Agreement;

(iv)

Starlight Oil & Gas LLC shall assign to Eden Energy Colorado LLC all of its right, title and interest in and to the Drilling and Development Agreement with EnCana Oil & Gas (U.S.A.), Inc., dated May 1, 2006, as amended;

(v)	Starlight Oil & Gas LLC shall assign to Eden Energy Colorado all of its right, title and interest in and to the Participation Agreement with our company dated September 1, 2006;
(vi)	Starlight Oil & Gas LLC will assign to Eden Energy Colorado all of its right, title and interest in and to its working interests in the Love Federal 17-21 and 17-42 wells and lands earned thereby;
(vii)	The overriding royalty interests created pursuant to the Participation Agreement shall be conveyed as follows:
a.	Melange International, LLC	0.5% of 8/8ths
b.	Durango Petroleum Corp.	0.5% of 8/8ths
c.	Monarch Royalty LLC	0.5% of 8/8ths
d.	Timothy E. Macke	0.5% of 8/8ths
e.	H.J. Kagie	0.5% of 8/8ths
f.	Joseph R. Pope	0.5% of 8/8ths
g.	Brian S. Bentley	0.5% of 8/8ths
h.	Eden Energy Colorado LLC	any remaining override

In the event that the Existing Burdens on any tract are such that when taken together an 80% net revenue interest cannot be retained by our company then the portion of the override being delivered to Timothy E. Macke, H.J. Kagie, Joseph R. Pope and Brian S. Bentley shall be proportionately reduced in order to deliver the 80% net revenue lease. Our company shall continue to make such additional conveyances to the owners of those overriding royalties as may be necessary or convenient to insure the same are accounted for and paid in a timely manner. Royalties will continue to be disbursed directly by EnCana or by the subsequent operator of record for the Ant Hill Unit.

On October 10, 2007 we reported spudding well AHU #18 - 23 with an expected 12 days drilling to reach approximately 8000 feet. Upon completion the rig will immediately move to the AHU #8-12 location. After drilling to total depth of approximately 8000 feet, the wells will be logged and the rig will be released. If justified by well logs, a completion rig will be moved on to fracture stimulate the wells and put them into production. Our company expects to have both these wells drilled and completed by year end.

We also reported that workover operations on the LF 17-21 well began on October 9, 2007. The plan calls for the lowermost perforations of the well to be tested for water production and isolated from the remainder of the Cameo and Williams Fork section, following which the well will be placed back on production and the completion rig moved to the LF 17-42. The recompletion program for the LF 17-42 consists of new perforations and fracture treatments over previously bypassed zones in the Williams Fork as well as re-perforations over zones in the Cameo that our company believes have additional potential. After recompleting the LF 17-42 well the completion rig will move back to the LF 17-21 well to perform a similar recompletion program if necessary or on to the AHU 18-23 for completion operations. Both recompletions are expected to be finished by year end.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

For the next 12 months we plan to continue to explore, drill, and evaluate our leases in eastern Nevada. We expect to continue to participate in our Alberta projects as our 50% and 10% joint venture exploration agreements provide for. We plan also to continue with our development drilling program in Colorado.

Currently in Nevada we hold approximately 190,000 gross acres pursuant to lease agreements on the Noah Project and approximately 26,000 gross acres pursuant to lease agreements on the Cherry Creek Project. The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases. In Colorado, we hold 160 gross acres in our White River Dome development drilling project. In Alberta we hold approximately 5,120 gross acres in our 50% working interest joint exploration agreement and an additional 1,280 gross acres with a 55.56% interest due to one partner not participating in a February 2007 lease sale. We hold an approximate 14,080 gross acres and the right of first refusal on another 5,760 gross acres in our 10% working interest joint venture exploration agreement.

Our portfolio of exploration projects includes the Noah and Cherry Creek projects in the USA, and the Chinchaga Project in Alberta. Based on our current interpretation of the Noah Project, we estimate a cost to drill our first exploratory well to approximately 9,000 feet in Prospect Area 1 to be in the $4,000,000 range, plus contingency. Subject to the results from this first well, we plan to work with the Partner and continue with exploration on the Noah. With an election by our Partner to proceed on Prospect Area 2 we will receive a $2,000,000 project recovery fee from the Partner, and expect to commence with a new seismic program currently estimated at $3,000,000 of which we will pay one third (1/3) of the costs.

Due to seasonal access limitations and other considerations in the Ant Hill Unit we are revising the development well drilling schedule over the next 12 month period to align with the commitment obligations in the area. We are budgeting for two additional wells in the Ant Hill Unit in 2007 as well as the re-completion of the existing two wells, in total estimated at approximately $4,800,000. Subject to positive election to continue to drill in 2008, we are budgeting for six additional wells over the drilling season of May 1, 2008 to December 1, 2008 of which the cost of five of these six wells is included in the table of estimated expenditures for the next 12 month period, which follows. The total estimated cost of development in the Ant Hill Unit over the next 12 month period is approximately $15,000,000 including engineering reports and well permitting costs. We estimate based on original well projections that these new wells combined with production from the two recompleted wells will provide approximately $2,000,000 in net cash for the period and approximately 7Bcf of gross reserves. To date we have received or accrued approximately $42,000 gross (approximately $32,000 net after gas processing fees deducted) from gas and liquid sales from the first two wells, which represents production from the two wells prior to their recompletion.

We are budgeting for our first exploratory well in Nevada with a net cost estimated at approximately $1,333,334, plus a further seismic exploration estimate of $1,000,000. These budgeted amounts do not reflect the Partner $2,000,000 project recovery fee which would be payable to us upon their election to proceed. We are budgeting an estimated net $1,500,000 for seismic exploration work in Chinchaga Alberta.

Combined, we have budgeted an approximate $18,800,000 over the next 12 month period for exploration and drilling programs on our projects, however, approximately $12,500,000 of the budgeted amount is success based, subject to management review of field results and other criteria, and to be expended only with positive election to proceed by our company. As it relates to our Colorado development-drilling program, our planned expenditures are expected to be linked to securing industry reserve based financing.

Our net cash provided by financing activities during the nine months ended September 30, 2007 was $nil. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to September 30, 2007 was $38,306,870.

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

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases and continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative and Corporate Expenses	1,350,000
Projects Land Rental Expense – Nevada, Colorado, Alberta	332,000
Exploration Programs Expense – Noah, Chinchaga projects	2,500,000
Drilling Programs – Noah, Chinchaga, Ant Hill projects	16,300,000
Working Capital	4,000,000
Total	24,482,000

As at September 30, 2007 we had $236,488 in current liabilities. Our net cash used in operating activities for the nine months ended September 30, 2007 was $198,478 compared to $657,047 used in the nine months ended September 30, 2006. Our accumulated losses increased to $13,557,251 as of September 30, 2007 of which $13,002,112 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. Our financial statements report a net loss of $900,048 for the nine month period ended September 30, 2007 compared to a net loss of $3,245,701 for the nine month period ended September 30, 2006. Our losses have decreased primarily as a result of capitalizing interest costs on convertible notes to oil and gas properties in 2007 of $689,158 as well as a reduction in stock-based compensation of $864,287. Interest income increased to $800,669 for the nine months ended September 30, 2007 as compared to $596,323 for the nine months ended September 30, 2006, as a result of higher average interest rates during the 2007 fiscal period of approximately 4.3% as compared to 2.3% for the 2006 fiscal period. Average cash balances for the nine months ended September 30, 2007 was approximately $23,000,000 as compared to $24,500,000 for the nine months ended September 30, 2006.

Our total liabilities as of September 30, 2007 were $8,269,212 as compared to total liabilities of $7,810,605 as of December 31, 2006. The slight increase was due to the accretion of the discount on our Convertible Notes, which increased the carrying value for our Convertible Notes from $7,548,134 as at December 31, 2006 to $8,032,724 as at September 30, 2007, as well as a decrease in accounts payable (from $262,471 as at December 31, 2006 to $236,488 as at September 30, 2007).

During the nine month period ended September 30, 2007 we incurred $1,561,838 on exploration and acquisition of our oil and gas properties (of which $689,148 is capitalized interest) as compared to $6,045,485 incurred during the nine month period ended September 30, 2006. Of this amount $112,136 was attributable to acquisition costs (2006 - $2,012,990), and $1,449,702 (2006 - $4,032,490) was attributable to exploration costs.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2008 other than office computers, furnishings, and communication equipment as required.

Corporate Offices

Our corporate offices are located at Suite 1680, 200 Burrard Street, Vancouver, BC, V6C 3L6. On July 6, 2007 we agreed to enter into a five-year office lease commencing September 1, 2007 for approximately 4,574 square feet of rentable area at a gross cost of approximately $24,000 per month. Within this space we are permitted to sublease to multiple tenants and currently have 3 sublease tenants secured with gross rent of approximately $8000 per month. Once completely subleased our total rentable area and associated costs should be reduced by up to approximately 60%.

Employees

Currently our only employees are our directors, officers, corporate manager, and investor relation’s consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2007, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of September 30, 2007, all of our oil and gas properties were unproved and were excluded from depletion. At September 30, 2007, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby our company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period of which revenue is earned.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $900,048 for the nine month period ending September 30, 2007, and cumulative losses since the inception of the exploration stage of $13,002,112 to September 30, 2007. As of September 30, 2007 we had working capital of $23,507,772 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to September 30, 2007, we have incurred aggregate losses of approximately $13,002,112. Our loss from operations for the nine month period ended September 30, 2007 was $1,804,865. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Our By-laws do not contain anti-takeover provisions, which could result in a change of our management and directors if there is a take-over of our company.

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

Other than our satellite operations office in Denver, Colorado, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 3.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the end of the third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

10.28	Form of Stock Option Agreement with Ralph Stensaker (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).
10.29	Agreement Starlight Oil & Gas LLC and Starlight Operating Company, Inc. effective August 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2007).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).
(21)	Subsidiaries
21.1	List of Subsidiaries
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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

November 14, 2007

By: /s/ Drew Bonnell

Drew Bonnell, Secretary, Treasurer and CFO

(Principal Financial Officer and Principal Accounting Officer)

November 14, 2007

CW1501983.1