Form 10KSB
period 2007-12-31
EDEN ENERGY CORP
filed 2008-03-28
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000-31503

EDEN ENERGY CORP.
(Name of small business issuer in its charter)

Nevada	98-0199981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1680 – 200 Burrard Street, Vancouver, BC	V6C 3L6
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604.693.0179

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Preferred Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. (Check one): Yes [   ]; No [X].

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. $62,254

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

11,943,991 common shares @ $0.865 (1) = $10,331,465.72.
(1) Average of bid and ask closing prices on March 27, 2008.

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

48,003,791 common shares issued and outstanding as of March 26, 2008. No preferred shares issued and outstanding as of March 26, 2008.

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

Business Development During Last Three Years

General Overview

We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. We also are engaged in a development-drilling program for natural gas in the State of Colorado.

Corporate History

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004, we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004, we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value.

Our common shares are quoted for trading on the OTCBB under the symbol “EDNE”.

Our Current Business

We are engaged in various stages of exploration and development on multiple projects in the USA and Canada. Currently, these include the Noah and Cherry Creek Projects in Nevada, the Chinchaga Project in Alberta, and the Ant Hill Unit Drilling and Development Project in Colorado.

Noah Project - Nevada

On August 5, 2004, by way of an Assignment Agreement, we acquired Fort Scott Energy Corp.’s (“Fort Scott”) interest in a Participation Agreement dated April 26, 2004 with Cedar Strat Corporation (“Cedar Strat”). The Fort Scott/Cedar Strat Participation Agreement deals with the acquisition and development of petroleum and natural gas rights and leases in an area of mutual interest in eastern Nevada. We named this area of approximately 211,000 gross acres, the Noah Project.

The Assignment Agreement provides for Fort Scott to retain a 2% over-riding royalty in the area of mutual interest and the following considerations:

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

The debenture was converted and the associated warrants were exercised for cash in fiscal 2005. Fort Scott retains its 2% over-riding royalty interest on the lands underlying the leases, such that upon the fulfillment of the obligations set out in the Participation Agreement, we will earn an 80.5% net revenue interest in the lands underlying the leases, and Cedar Strat will be vested with a 5% over-riding royalty interest. Cedar Strat also retains a 5% back-in working interest which may be adjusted upwards to as much as a 12.5% back-in working interest should we elect not to proceed with the drilling election pursuant to the terms of the Participation Agreement.

Exploration conducted since acquiring Fort Scott’s interest includes the acquisition of proprietary and licensed gravity and magnetic data, processing and interpreting 39 miles of proprietary and other trade licensed seismic data, and the integration of all sub-surface and surface geology, gravity, magnetic, and seismic data.

On March 1, 2007, we entered into a Letter Agreement with Cedar Strat whereby the future development plan of the Noah project was confirmed and approximately 21,000 acres of peripheral leases were transferred to Cedar Strat.

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

Under the terms of the Amendment if we drill an Initial Test Well or Subsequent Well(s) to the base of the sub-thrust Devonian Formation or 17,000 feet, whichever is shallower, we will retain all rights, title and interest in all leases and lands within that particular Prospect Area. In each Prospect Area that we drill an Initial Test Well or

Subsequent Well(s) to a depth shallower than the base of the sub-thrust Devonian or 17,000 feet, we shall retain all rights, title and interest in all leases and lands within the Prospect Area, to a depth of 1,000 feet below the base of the deepest Formation penetrated. If in this case we elect not to drill a Subsequent Well then we will offer all deeper rights in the leases within the Prospect Area to Cedar Strat and Cedar Strat shall have 90 days from receipt of such notice in which to exercise this option. Failure of Cedar Strat to exercise its option within such 90 day period shall be deemed as a waiver of its option right.

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

Effective March 29, 2007, we entered into a Farm Out Agreement with Midland Texas based Fasken Nevada - 1, LLC and Fasken Oil and Ranch LP, privately held companies (the “Partner”) for the drilling of the Noah prospect as defined in the Amendment to the Participation Agreement with Cedar Strat. The Partner will pay 2/3rds of the cost to drill, test and complete the first well in the first Prospect Block and Eden will pay 1/3rd. The Partner will act as operator. Upon drilling and completing the first well in Prospect Area 1 the Partner will be assigned a 50% interest in Eden’s leases in Prospect Area 1 as provided for in the Amendment to the Participation Agreement with Cedar Strat.

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

The first well has been staked and is expected to be drilled to a total depth of between 7,000 and 9,000 feet, for an estimated cost of $4,000,000 of which we will pay 1/3rd. On July 9, 2007, we reported the Partner received approval on the required Federal and State permits to drill the well. On July 10, 2007, the Partner advised us that they received approval from the BLM in Ely for the gravel pit(s) for commencement of road and location construction.

On October 4, 2007, we reported that on the advice of our Partner/operator due to the onset of winter conditions, the spudding of the Noah Federal No. 1 well was rescheduled to Spring 2008.

On March 4, 2008, we reported our joint venture partner in the Noah Prospect in White Pine County, Nevada, advised the Company that they have signed a drilling agreement with Badger Drilling Company’s Rig No. 1 based out of Roosevelt, Utah. Plans are to spud the Noah Federal #1 within the next thirty days, however the exact spud date will be dependent on completion of the reserve pits, location, road conditions and weather.

Cherry Creek Project - Nevada

On October 21, 2005, we entered into a separate Letter Agreement with Cedar Strat Corporation for the exploration and development of a new project called Cherry Creek. This agreement entitles our company or our Nevada subsidiary, Southern Frontier Explorations Ltd., to acquire petroleum and natural gas rights and leases in an area of mutual interest (AMI) in northeastern Nevada.

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

On March 14, 2006, we acquired at auction approximately 76,459 gross acres of oil and gas lease lands in northeastern Nevada for this project. Subsequent to March 14, 2006, adjustments reduced the number of acres to approximately 69,982 gross acres. On September 30, 2006, we gave notice to surrender the low priority leases to Cedar Strat and retain approximately 18,500 gross acres of premium prospective leases. On December 12, 2006 we acquired approximately 2,500 additional gross acres of oil and gas leases at auction. Subsequent to December 12, 2006 we acquired additional leases from the BLM, some of which were not completed on by a buyer at a previous land sale. On March 1, 2007 we entered into a Letter Agreement with Cedar Strat whereby approximately 2,500 acres of peripheral Cherry Creek acreage were transferred to Cedar Strat leaving us with approximately 26,000 gross acres of oil and gas leases at Cherry Creek. Further evaluation of the geological and other data, including drilling results from the nearby Noah, is required prior to making additional exploration decisions in this area.

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

On February 14, 2007, Eden entered into a separate farm-in arrangement with Suncor. Under the terms of this arrangement Eden participated with a 10% working interest, in the drilling of an exploratory well and earned a 10% working interest in approximately 9,600 gross acres. The exploration target was a dolomitized Slave Point reef at a depth of approximately 8,400 feet in northwestern Alberta, also known as Chinchaga. Suncor retains a 12.5% gross overriding royalty on these lands. Eden acquired a 10% interest in an additional 5,120 gross acres of offsetting lands at an approximate gross cost of $600,000 to the joint venture partnership. These lands are subject to a 7.5% overriding royalty to Suncor. Eden also earned a first right of refusal to equalize to its proportionate share in another 5,760 gross acres held by Suncor.

The well spud on February 10, 2007 and reached final depth of 8,415 feet. On March 19, 2007, our partners and we reported the well was dry and was to be abandoned.

We have recognized total impairment of $1,462,241 related to the two dry wells. On October 4, 2007, we reported we plan to conduct additional seismic operations this winter and if warranted drill one new well at Chinchaga the following winter drilling season. Within the past year, the Alberta government changed their oil and gas royalty assessment rates, and then subsequently announced they are reviewing some aspects of the changes, Due to this status, the Company and its partners have agreed to defer exploration decisions until such time as the matter is clarified.

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

In December 2006, we announced the tie-in of these first two wells and that they had good sand and coal thicknesses in the order of other proven wells in the field. These first two wells were completed using modern frac techniques designed to increase fracture half lengths from less than 100 feet traditionally to greater than 300 feet. The Love Federal 17-21 has experienced high water production rates, which has restricted the flow of gas naturally. The Love Federal 17- 42 was completed in the Cameo coal section only and despite our subsequent scaling treatment procedure is currently not producing. Both wells have subsequently been recompleted as detailed following.

On August 31, 2007, we entered into an agreement with Starlight Oil & Gas LLC and Starlight Operating Company, Inc. (Starlight) whereby Starlight shall assign to Eden all of its rights, title, and interests in both the Ant Hill Drilling and Development Agreement with EnCana and the related Participation Agreement with Eden.

The terms of the agreement are as follows:

(i)	Our company shall withdraw its demand for arbitration with prejudice;

(ii)

Our company agrees to make no claims against Starlight Operating Company, Inc. or Starlight Oil & Gas LLC for any obligations with regard to the completion of the existing wells and drilling of any future wells per the terms of the EnCana Drilling & Development Agreement and Starlight/Eden Participation Agreement;

(iii)

Starlight Oil & Gas LLC shall assign to Eden Energy Colorado LLC all of its right, title and interest in and to the Drilling and Development Agreement with EnCana Oil & Gas (U.S.A.), Inc., dated May 1, 2006, as amended;

(iv)	Starlight Oil & Gas LLC shall assign to Eden Energy Colorado all of its right, title and interest in and to the Participation Agreement with our company dated September 1, 2006;

(v)	Starlight Oil & Gas LLC will assign to Eden Energy Colorado all of its right, title and interest in and to its working interests in the Love Federal 17-21 and 17-42 wells and lands earned thereby;

(vi)	The overriding royalty interests created pursuant to the Participation Agreement shall be conveyed as follows:

a.	Melange International, LLC	0.5% of 8/8ths
b.	Durango Petroleum Corp.	0.5% of 8/8ths
c.	Monarch Royalty LLC	0.5% of 8/8ths
d.	Timothy E. Macke	0.5% of 8/8ths
e.	H.J. Kagie	0.5% of 8/8ths
f.	Joseph R. Pope	0.5% of 8/8ths
g.	Brian S. Bentley	0.5% of 8/8ths
h.	Eden Energy Colorado LLC	any remaining override

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

On October 10, 2007, we reported spudding well AHU #18 - 23 with an expected 12 days drilling to reach approximately 8000 feet. Upon completion the rig immediately moved to the AHU #8-12 location. After drilling to total depth of approximately 8000 feet, the wells were logged and the rig released. A completion rig was moved on to fracture stimulate the wells and put them into production. AHU #18 – 23 went into production on January 8, 2008 and AHU #8 - 12 went into production on February 4, 2008.

We also reported that workover operations on the LF 17-21 well began on October 9, 2007. The plan called for the lowermost perforations of the well to be tested for water production and isolated from the remainder of the Cameo and Williams Fork section, following which the well was placed back on production and the completion rig moved to the LF 17-42. The recompletion program for the LF 17-42 consisted of new perforations and fracture treatments over previously bypassed zones in the Williams Fork as well as re-perforations over zones in the Cameo, which we believed, had additional potential. Once completed it was placed back in production. On December 31, 2007. we reported on the progress of these wells.

Currently, the four wells are tied in and producing at varying flow rates and we expect to complete an engineering reserve report in the next number of weeks.

AHU 18-23. Completion operations on the 18-23 well were finalized in late December and the well was tied in to sales on January 8, 2008. Peak initial production on this well was 796 MCFD on January 10, 2008 and as of March 3, 2008 the well is producing at approximately 415 MCFD.

AHU 8-12. Completion operations on the 8-12 well were finalized in February and the well was tied into sales on February 4, 2008. Peak stabilized initial production was 1,785 MCFD on February 20, 2008 and as of March 3, 2008 the well is producing at approximately 1,750 MCFD.

LF 17-21. Recompletion operations do not appear to have been successful on this well, possibly due to damage caused during the initial completion operations. As of March 3, 2008 the well is producing 46 MCFD.

LF 17-42. The 17-42 well was tied in to sales on December 30, 2007 and produced at a peak daily rate of 1,772 MCFD on January 1, 2008. As of March 3, 2008 the well is producing at approximately 496 MCFD. The 17-42 was the second of Eden’s wells to be recompleted after initial completion results were deemed less than satisfactory.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada, Alberta, and Colorado. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases and with early stage exploration and evaluation of acquired data. With this stage largely completed we are moving forward with an exploratory drilling and development plan. Effective September 1, 2006 we are engaged in natural gas development drilling in Colorado.

Employees

Currently our only employees are our directors, officers, corporate manager, and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Effective June 11, 2007, Ralph Stensaker, CGA, MBA was appointed to our Board of Directors and Audit Committee. Effective January 1, 2008, Larry Kellison became an employee of Eden Energy Corp. Effective January 31, 2008, Ralph Stensaker was appointed Chair of our Audit Committee.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $1,326,699 for the year ending December 31, 2007, and cumulative losses of $13,983,902 as of December 31, 2007, of which $13,428,763 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. As of December 31, 2007, we had working capital of $17,673,533 as a result of past financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  drilling and completion costs for further wells increase beyond our expectations; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

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

From inception through to December 31, 2007, we have incurred aggregate losses of approximately $13,983,902 of which $13,428,763 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. Our loss from operations for the year ended December 31, 2007 was $1,326,699. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

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

Our corporate headquarters are located at 1680, 200 Burrard Street, Vancouver, British Columbia V6C 3L6, Canada. On September 1, 2007, we entered into a five-year office lease for approximately 4,574 square feet of rentable area at a gross cost of approximately $24,000 per month. Within this space we are permitted to sublease to multiple tenants and currently have 5 sublease tenants secured with gross rent of approximately $12,000 per month. Once completely subleased we expect our total rentable area and associated costs to be reduced by approximately 60%. We sublease an operations office in Denver, Colorado at an annual cost of approximately $48,000. Our current premises are adequate for our existing operations; however with the rapid advancement of operations we may require additional premises as we progress through fiscal 2008. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common shares were quoted for trading on the OTCBB on December 15, 2000 under the symbol "ECTC". On June 18, 2004 our symbol changed to “ECOM” and on August 20, 2004 our symbol changed to “EDNE”. The following quotations obtained from Yahoo.com reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2007	$1.00	$0.53
September 30, 2007	$1.28	$0.79
June 30, 2007	$1.30	$0.90
March 31, 2007	$1.64	$0.88
December 31, 2006	$2.34	$1.31
September 30, 2006	$2.52	$1.15
June 30, 2006	$2.97	$1.90
March 31, 2006	$3.85	$2.06
December 31, 2005	$5.48	$1.77

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Pacific Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las Vegas, Nevada 89119 (Telephone: 702.361.3033; Facsimile: 702.433.1979) is the registrar and transfer agent for our common shares. On March 26, 2008, the shareholders' list of our common shares showed 146 registered shareholders and 48,003,791 shares outstanding.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

As at December 31, 2007, we have one compensation plan in place, entitled Amended 2004 Stock Option Plan. This plan has not been approved by our security holders. On January 22, 2008, the directors of our company approved an amendment to the Amended 2004 Stock Option Plan by increasing the maximum number of options available for grant from 3,000,000 to 4,276,332.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
3,516,000	$1.59	760,332

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

Item 6.	Management's Discussion and Analysis or Plan of Operation.

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

Overview

We are a Nevada corporation incorporated on January 29, 1999. We were previously involved in the business of providing internet and programming services through our subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business and disposed of our subsidiary company on December 31, 2003 for nominal consideration. We are now an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and the Province of Alberta, Canada. We also are engaged in a development-drilling program for natural gas in the State of Colorado.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

For the next 12 months we plan to continue to explore, drill, and evaluate our leases in eastern Nevada. We expect to continue to participate in our Alberta projects as our 50% and 10% joint venture exploration agreements provide for. We plan also to continue with our development-drilling program in Colorado.

Currently in Nevada we hold approximately 190,000 gross acres pursuant to lease agreements on the Noah Project and approximately 26,000 gross acres pursuant to lease agreements on the Cherry Creek Project. The expiration dates for the leases are in 2014, 2015, and 2016 respectively. The leases may be extended upon production from the leases. In Colorado, we hold 320 gross acres in our White River Dome development-drilling project. In Alberta we hold approximately 5,120 gross acres in our 50% working interest joint exploration agreement and an additional 1,280 gross acres with a 55.56% interest due to one partner not participating in a February 2007 lease sale. We hold an approximate 14,080 gross acres and the right of first refusal on another 5,760 gross acres in our 10% working interest joint venture exploration agreement.

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

Due to seasonal access limitations and other considerations in the Ant Hill Unit we are revising the development well drilling schedule over the next 12 month period to align with the commitment obligations in the area. Subject to positive election to continue to drill in 2008, we are budgeting for six additional wells over the drilling season of May 1, 2008 to December 1, 2008 of which the cost of these six wells is included in the table of estimated expenditures for the next 12 month period, which follows. The total estimated cost of development in the Ant Hill Unit over the next 12 month period is approximately $12,150,000 including engineering reports and well permitting costs. We estimate based on current interpretations of well projections that these six new wells combined with production from our four existing wells will provide approximately $3,000,000 in net cash for the period and approximately 7Bcf of gross reserves. As at December 31, 2007, we had received or accrued approximately $62,254 gross from gas and liquid sales from the first two wells prior to their recompletion. We expect to receive approximately $150,000 for January 2008 sales from three of our now stabilized wells, and expect the fourth well to stabilize with a production report to follow.

We are budgeting for our first exploratory well in Nevada with a net cost estimated at approximately $1,333,334 plus contingency, plus a further seismic exploration estimate of $1,000,000. These budgeted amounts do not reflect the Partner $2,000,000 project recovery fee which would be payable to us upon their election to proceed.

Combined, we have budgeted an approximate $15,000,000 over the next 12 month period for exploration and drilling programs on our projects, however, approximately $13,000,000 of the budgeted amount is success based, subject to management review of field results and other criteria, and to be expended only with positive election to proceed by our company. As it relates to our Colorado development-drilling program, our planned expenditures are expected to be linked to securing industry reserve based financing.

Our net cash provided by financing activities during the twelve months ended December 31, 2007 was $nil. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to December 31, 2007 was $38,306,870.

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

On August 25, 2005 we issued convertible promissory notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The notes bear interest at 6% per annum, mature on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No further investments were made under this option. On November 28, 2005, we issued 90,000 shares of common stock upon the conversion of a portion of our convertible promissory notes. On December 1, 2005 we issued 59,291 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the financing on February 24, 2006 the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04. On June 1, 2006 we issued 113,258 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On December 1, 2006 we issued 149,466 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On June 1, 2007 we issued 242,245 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On December 1, 2007 we issued 332,886 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On January 17, 2008 and February 8, 2008 five Noteholders elected to convert Notes under a Note and Warrant Amendment Agreement (“Amendment”) at a conversion price of $0.50 (86% of the closing bid price of the last 5 trading days of 2007). Pursuant to the Amendment the term of their Warrants has been amended to expire on August 25, 2009 and the exercise price of the Warrants has been amended to $1.00, unless the Warrants are exercised within 30 business days of the closing date of their Amendment dated January 17, 2008 and February 8, 2008 respectively, in which case the exercise price of the Warrants shall be $0.50. A total of $2,219,399 of principle and accrued interest has been converted at a price of $0.50 whereby we issued 4,438,798 shares of our common stock. On February 19, 2008, we issued 75,000 common shares upon the exercise of 75,000 warrants at $0.50 per share for proceeds of $37,500. Under the terms of the Amendment unconverted Notes held by one of the five Noteholders will be convertible into shares at a price of $0.65 per share until Note maturity. The Conversion Price of Notes and the Exercise Price of Warrants held by Noteholders who elected not to participate in the Amendment conversion are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the conversion of Notes pursuant to the Amendments as described above, the Conversion Price of these Notes has been reduced from $4.32 to $3.96 and the Exercise Price of these Warrants has been reduced from $5.04 to $4.61. The number of potential shares issuable underlying the Notes outstanding increases to approximately 5,546,551.

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

Over the next twelve months we intend to use our available funds to expand on the exploration and development of our leases and continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

	$
General, Administrative and Corporate Expenses		1,500,000
Projects Land Rental Expense – Nevada, Colorado, Alberta		332,000
Explorations Programs Expense – Noah Project		1,000,000
Drilling Programs – Noah, Ant Hill projects		14,000,000
Working Capital		4,000,000
Total		20,832,000

As at December 31, 2007, we had $2,440,031 in current liabilities. Our net cash used in operating activities for the twelve months ended December 31, 2007 was $255,370 compared to $849,605 used in the twelve months ended December 31, 2006. Our accumulated losses increased to $13,983,902 as of December 31, 2007, of which $13,428,763 related to our current business of oil and gas exploration, and $555,139 related to the early technology business prior to business change. Our financial statements report a net loss of $1,326,699 for the twelve month period ended December 31, 2007 compared to a net loss of $6,217,533 for the twelve month period ended December 31, 2006. Our losses have decreased primarily as a result of a decrease in the non-cash stock based compensation portion of management fees, consulting and general and administrative expenses to $760,682 for the twelve months ended December 31, 2007 as compared to $2,004,694 for the twelve months ended December 31, 2006, and a decrease in impairment of oil and gas properties to $nil for the twelve months ended December 31, 2007 as compared to $2,272,162 for the twelve months ended December 31, 2006. Stock-based compensation decreased as a result of our company granting 100,000 stock options during the twelve months ended December 31, 2007 as compared to 1,714,000 stock options during the twelve months ended December 31, 2006. Additionally our general, administrative, and corporate expenses decreased to $667,194 for the twelve month period ended December 31, 2007, as compared to $701,552 for the twelve month period ended December 31, 2006. We realized an overall increase in some expense categories during the twelve month period ended December 31, 2007 as we were advancing our activities in the oil and gas business, as compared to the twelve month period ended December 31, 2006 when we were formulating our new business acquisitions and opportunities. Interest expense decreased from $1,274,924 for the twelve months ended December 31, 2006 to $190,016 for the twelve months ended December 31, 2007 primarily as a result of the decrease in the non-cash interest expense allocation relating to the intrinsic value of the beneficial conversion feature of our convertible note and warrant financings from $370,308 during the twelve months ended December 31, 2006 to $188,182 of which $981,293 was capitalized, for the twelve months ended December 31, 2007.

Our total liabilities as of December 31, 2007 were $10,747,547 as compared to total liabilities of $7,810,605 as of December 31, 2006. The increase was due to the increase in accounts payable and accrued liabilities (from $262,471 as at December 31, 2006 to $2,440,031 as at December 31, 2007) and an increase in allocation for our Convertible Notes from $7,548,134 as at December 31, 2006 to $8,194,254 as at December 31, 2007.

During the twelve month period ended December 31, 2007 we spent $7,580,772 on exploration and acquisition of our oil and gas properties as compared to $14,088,765 spent during the twelve month period ended December 31, 2006. Of this amount $332,643 was attributable to acquisition costs (2006 - $4,274,485), and $7,248,129 (2006 -$9,814,280) was attributable to exploration costs. We have recorded impairment costs against our oil and gas properties of $nil for the twelve months ended December 31, 2007 compared to $2,272,162 for the twelve months ended December 31, 2006.

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

Research and Development

Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in Nevada, Alberta, and Colorado. To date, execution of our business plan has largely focused on acquiring prospective oil and gas leases and with early stage exploration and evaluation of acquired data. With this stage largely completed we are moving forward with an exploratory drilling and development plan. Effective September 1, 2006 we are engaged in natural gas development drilling in Colorado.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending December 31, 2008 other than office computers, furnishings, and communication equipment as required.

Employees

Currently our only employees are our directors, officers, corporate manager, and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Effective June 11, 2007, Ralph Stensaker, CGA, MBA was appointed to our Board of Directors and Audit Committee. Effective January 1, 2008, Larry Kellison became an employee of Eden Energy Corp. Effective January 31, 2008, Ralph Stensaker was appointed Chair of our Audit Committee.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2007, we have no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2007, all of our oil and gas properties were unproved and were excluded from depletion. At December 31, 2007, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 13, 2008 of Dale Matheson Carr-Hilton LaBonte

Audited Consolidated Balance Sheets as at December 31, 2007 and December 31, 2006

Audited Consolidated Statements of Operations for the year ended December 31, 2007 and for the year ended December 31, 2006

Audited Consolidated Statements of Cash Flows for the year ended December 31, 2007 and for the year ended December 31, 2006

Audited Consolidated Statements of Changes in Stockholders' Equity for the period from January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2007

Notes to the Consolidated Financial Statements

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

We have audited the accompanying consolidated balance sheets of Eden Energy Corp. (an exploration stage company) as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from January 1, 2004 (date of inception of exploration stage) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and the period from January 1, 2004 (date of inception of exploration stage) to December 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 13, 2008

F-1

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$19,617,518	$23,438,355
Receivables	271,068	208,976
Prepaid expenses	97,654	36,504
Current portion of deferred financing costs	127,324	191,004
Total Current Assets	20,113,564	23,874,839
Oil and gas properties, unproven (Note 5)	19,397,375	11,816,603
Restricted cash (Note 11)	114,682	974,067
Property and equipment, net of depreciation of $22,471 (2006 - $7,984)	113,595	50,762
Deferred financing costs, net of amortization of $445,676 (2006 - $254,672)	-	127,324
Total Assets	$39,739,216	$36,843,595

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$2,440,031	$262,471
Total Current Liabilities	2,440,031	262,471
Asset Retirement Obligations (Note 6)	113,262	-
Convertible notes, net of unaccreted discount of $430,746 (2006 - $1,076,866) (Note 9)	8,194,254	7,548,134
Total Liabilities	10,747,547	7,810,605
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	-	-
Common Stock: (Note 10)
100,000,000 shares authorized, $0.001 par value
42,763,326 (42,188,195) shares issued and outstanding	42,763	42,188
Additional paid-in capital	42,897,632	41,612,921
Accumulated other comprehensive income	35,176	35,084
Deficit accumulated prior to the exploration stage	(555,139)	(555,139)
Deficit accumulated during the exploration stage	(13,428,763)	(12,102,064)
Total Stockholders’ Equity	28,991,669	29,032,990
Total Liabilities and Stockholders’ Equity	$39,739,216	$36,843,595

F–2
The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations

			January 1, 2004
			(Date of Inception
			of Exploration
	Year Ended	Year Ended	Stage) To
	December 31,	December 31,	December 31,
	2007	2006	2007

Revenue
Oil and gas (Note 5)	$62,254	$-	$62,254

Expenses

Consulting (Note 10)
- cash	-	84,000	635,030
- stock-based compensation	135,501	625,351	760,852
Depreciation and amortization	207,088	198,350	469,745
General and administrative
- cash	644,981	699,533	1,774,790
- stock-based compensation	22,213	2,019	24,232
Impairment loss on oil and gas properties	-	2,272,162	2,272,162
Interest expense (Note 9)	190,016	1,274,924	5,962,250
Management fees (Notes 7 and 10)
- cash	472,028	371,000	1,038,028
- stock-based compensation	602,968	1,377,324	2,067,792
Oil and gas operating expenses	44,134	-	44,134
Professional fees	221,573	196,655	712,846

Operating expenses	2,540,502	7,101,318	15,761,861

Loss before other items	(2,478,248)	(7,101,318)	(15,699,607)

Other items

Gain on foreign exchange	125,286	-	125,286
Loss on disposal of equipment	(1,544)	-	(1,544)
Interest income	1,027,807	883,785	2,147,102

Net loss	(1,326,699)	(6,217,533)	(13,428,763)

Other comprehensive (loss) income

Foreign currency translation adjustment	92	35,084	35,176

Comprehensive loss	$(1,326,607)	$(6,182,449)	$(13,393,587)

Basic and diluted loss per share	$(0.03)	$(0.15)

Weighted average number of common shares outstanding	42,357,000	40,916,000

F–3
The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

			January 1, 2004
			(Date of Inception
			of Exploration
	Year Ended	Year Ended	Stage) To
	December 31,	December 30,	December 31,
	2007	2006	2007

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(1,326,699)	$(6,217,533)	$(13,428,763)

Non-cash items:

Impairment of oil and gas properties	-	2,272,162	2,272,162
Interest expense relating to accretion of convertible debt	188,182	370,308	4,796,499
Interest expense paid by issue of common stock	-	897,671	1,078,885
Depletion and depreciation	207,088	198,350	469,745
Loss on disposal of equipment	1,544	-	1,544
Stock-based compensation	760,682	2,004,694	3,089,157

Changes in non-cash operating assets and liabilities:

Receivables	(36,323)	(8,976)	(45,299)
Prepaid expenses and other	(61,150)	(34,304)	(97,654)
Accounts payable and accrued liabilities	11,306	(331,977)	134,183

	(255,370)	(849,605)	(1,729,541)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	-	-	(475)
Restricted cash	859,385	(974,067)	(114,682)
Purchase of property and equipment	(80,215)	(52,538)	(138,961)
Oil and gas property acquisition and exploration, net	(4,344,729)	(8,677,751)	(16,740,869)

	(3,565,559)	(9,704,356)	(16,994,987)

Financing Activities:
Issuance of common stock, net of issuance costs	-	15,874,636	29,804,870
Proceeds from convertible notes	-	-	8,502,000

	-	15,874,636	38,306,870

Effect of exchange rate changes on cash	92	35,084	35,176

Increase (decrease) in cash and cash equivalents	(3,820,837)	5,355,759	19,617,518

Cash and cash equivalents, beginning	23,438,355	18,082,596	-

Cash and cash equivalents, ending	$19,617,518	$23,438,355	$19,617,518

Non-cash financing and investing activities:
Interest capitalized to oil and gas properties	$981,293	$275,811	$1,257,104
Issue of common stock for interest expense	$524,604	$897,670	$1,603,488
Issue of common shares for oil and gas properties	$-	$-	$450,000
Issue of convertible debenture, net of discount	$-	$-	$400,000
Debt assumed by previous management	$-	$-	$19,846

Supplementary disclosure:
Interest paid	$322	$34	$1,505
Income taxes paid	$-	$-	$-

F–4
The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2007

				Retained
				earnings
				(deficit)	Deficit
				accumulated	accumulated	Accumulated	Total
			Additional	prior to the	during the	Other	stockholders'
	Common stock		paid-in	exploration	exploration	Comprehensive	equity
	Shares	Amount	capital	stage	stage	Income	(deficiency)
Balance, December 31, 2003	17,145,868	$17,146	$525,808	$(555,139)	$-	$-	$(12,185)
November 1, 2004: Issued for acquisition of
Oil and Gas Property	500,000	500	449,500	-	-	-	450,000
November 12, 2004: Issued for cash	6,190,000	6,190	3,088,810	-	-	-	3,095,000
November 24, 2004: Issued for cash	20,000	20	9,980	-	-	-	10,000
Stock-based compensation	-	-	169,740	-	-	-	169,740
Convertible debenture:
Intrinsic value	-	-	500,000	-	-	-	500,000
Discount interest rate	-	-	100,000	-	-	-	100,000
Debt assumed by previous management	-	-	19,846	-	-	-	19,846
Net loss for the year	-	-	-	-	(322,124)	-	(322,124)
Balance, December 31, 2004	23,855,868	23,856	4,863,684	(555,139)	(322,124)	-	4,010,277
April 5, 2005: Issued for cash	25,000	25	12,475	-	-	-	12,500
April 5, 2005: Issued for cash	3,840,068	3,840	5,348,340	-	-	-	5,352,180
April 29, 2005: Issued for cash	200,000	200	299,800	-	-	-	300,000
June 1, 2005: Issue for cash	30,000	30	14,970	-	-	-	15,000
July 6, 2005: Issue for cash	250,000	250	199,750	-	-	-	200,000
July 7, 2005: Issue for cash	75,000	75	37,425	-	-	-	37,500
July 11, 2005: Issued for cash	390,000	390	779,610	-	-	-	780,000
July 15, 2005: Conversion of convertible
debt (Note 9)	2,131,944	2,132	530,854	-	-	-	532,986
July 19, 2005: Issued for cash	20,000	20	39,980	-	-	-	40,000
July 20, 2005: Issued for cash	165,000	165	329,835	-	-	-	330,000
July 22, 2005: Issued for cash	58,334	58	116,610	-	-	-	116,668
July 28, 2005: Issued for cash	12,500	13	24,987	-	-	-	25,000
August 4, 2005: Issued for cash	110,000	110	219,890	-	-	-	220,000
August 9, 2005: Issued for cash	30,000	30	59,970	-	-	-	60,000
August 10, 2005: Issued for cash	900,000	900	1,799,100	-	-	-	1,800,000
Subtotal	32,093,714	$32,094	$14,677,280	$(555,139)	$(322,124)	$-	$13,832,111

F–5
The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2007

				Retained
				earnings
				(deficit)	Deficit
				accumulated	accumulated	Accumulated	Total
			Additional	prior to the	during the	Other	stockholders'
	Common stock		paid-in	exploration	exploration	Comprehensive	equity
	Shares	Amount	Capital	stage	stage	Income	(deficiency)
Carry forward	32,093,714	$32,094	$14,677,280	$(555,139)	$(322,124)	$-	$13,832,111
August 11, 2005: Issued for cash	50,000	50	124,950	-	-	-	125,000
August 16, 2005: Issued for cash	75,000	75	149,925	-	-	-	150,000
August 19, 2005: Issued for cash	116,700	117	233,283	-	-	-	233,400
August 25, 2005: Issued for cash	50,000	50	49,950	-	-	-	50,000
September 2, 2005: Issued for cash	35,000	35	69,965	-	-	-	70,000
September 8, 2005: Issued for cash	20,000	20	39,980	-	-	-	40,000
September 14, 2005: Issued for cash	100,000	100	49,900	-	-	-	50,000
September 15, 2005: Issued for cash	200,000	200	149,800	-	-	-	150,000
September 27, 2005: Issued for cash	1,065,972	1,066	531,920	-	-	-	532,986
October 12, 2005: Issued for cash	150,000	150	74,850	-	-	-	75,000
October 18, 2005: Issued for cash	12,500	13	24,987	-	-	-	25,000
October 25, 2005: Issued for cash	17,500	17	34,983	-	-	-	35,000
November 28, 2005: Conversion of
convertible debt	90,000	90	449,910	-	-	-	450,000
December 1, 2005: Issued for interest on
convertible debt	59,291	59	148,169	-	-	-	148,228
Convertible debenture:
Intrinsic value	-	-	3,854,490	-	-	-	3,854,490
Discount interest rate	-	-	2,039,490	-	-	-	2,039,490
Stock-based compensation	-	-	140,141	-	-	-	140,141
Net loss for the year	-	-	-	-	(5,562,407)	-	(5,562,407)
Balance, December 31, 2005	34,135,677	34,136	22,843,973	(555,139)	(5,884,531)	-	16,438,439
February 6, 2006: Issued for cash	57,500	57	114,943	-	-	-	115,000
February 17, 2006: Issued for cash	50,000	50	49,950	-	-	-	50,000
February 24, 2006: Issued for cash	7,366,520	7,367	15,602,268	-	-	-	15,609,635
March 8, 2006: Issued for cash	100,000	100	49,900	-	-	-	50,000
March 9, 2006: Issued for cash	50,000	50	49,950	-	-	-	50,000
June 1, 2006: Issued for interest on
convertible debt (Note 9)	113,258	113	261,513	-	-	-	261,626
Subtotal	41,872,955	$41,873	$38,972,497	$(555,139)	$(5,884,531)	$-	$32,574,700

F–6
The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statement of Stockholders’ Equity
From January 1, 2004 (Date of Inception of Exploration Stage) to December 31, 2007

				Retained
				earnings
				(deficit)	Deficit
				accumulated	accumulated	Accumulated	Total
			Additional	prior to the	during the	Other	stockholders'
	Common stock		paid-in	exploration	exploration	Comprehensive	equity
	Shares	Amount	Capital	stage	stage	Income	(deficiency)
Carry forward	41,872,955	$41,873	$38,972,497	$(555,139)	$(5,884,531)	$-	$32,574,700
July 31, 2006: Issued for penalty (Note 10(i))	165,774	166	372,819	-	-	-	372,985
December 1, 2006: Issued for interest on
convertible debt (Note 9)	149,466	149	262,911	-	-	-	263,060
Stock-based compensation	-	-	2,004,694	-	-	-	2,004,694
Foreign currency translation adjustment	-	-	-	-	-	35,084	35,084
Net loss for the year	-	-	-	-	(6,217,533)	-	(6,217,533)
Balance, December 31, 2006	42,188,195	42,188	41,612,921	(555,139)	(12,102,064)	35,084	29,032,990
June 1, 2007: Issued for interest on
convertible debt (Note 9)	242,245	242	261,383	-	-	-	261,625
December 1, 2007: Issued for interest on
convertible debt (Note 9)	332,886	333	262,646	-	-	-	262,979
Stock-based compensation	-	-	760,682	-	-	-	760,682
Foreign currency translation adjustment	-	-	-	-	-	92	92
Net loss for the year	-	-	-	-	(1,326,699)	-	(1,326,699)
Balance, December 31, 2007	42,763,326	$42,763	$42,897,632	$(555,139)	$(13,428,763)	$35,176	$29,991,669

F–7
The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

1.	Nature and Continuance of Operations

The Company is involved in oil and gas exploration activities in Alberta, Canada, and Colorado and Nevada, USA.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $13,428,763 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

2.	Significant Accounting Policy

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has not produced significant revenues from its principal business and is an exploration stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), Southern Frontier Explorations Ltd. (“Southern”), companies incorporated and based in the State of Nevada, Eden Energy (North) Ltd. (“Eden North”), a company incorporated and based in the Province of Alberta, Canada, and Eden Energy Colorado LLC (“Eden Colorado”), a company incorporated and based in the State of Colorado. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

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

Foreign Currency Translation

The Company’s and its United States subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

F–8

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies (continued)

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of December 31, 2007, all of the Company's oil and gas properties were unproved and were excluded from depletion.

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

Property and Equipment

Property and equipment is recorded at cost of $74,456 (2006 - $58,746) less accumulated depreciation of $22,471 (2006 - $7,984). Depreciation is recorded on the straight-line basis over five years.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

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

Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 20,956,700 as of December 31, 2007. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended December 31, 2007 and 2006, the only components of comprehensive loss were foreign currency translation adjustments.

F–9

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies (continued)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, restricted cash, receivables, and accounts payable and accrued liabilities approximate fair value due to the relatively short maturity of these instruments. The Company has recorded the carrying value of Convertible Notes at the estimated fair value as described in Note 8. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, the Company has not incurred a loss relating to this concentration of credit risk.

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

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the year ended December 31, 2007, the Company recognized amortization expense of $191,004 (2006 - $191,004).

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 10), whereby stock options are granted in accordance with the policies of the stock option plan. The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

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

3.	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

F–10

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

3.	Recently Issued Accounting Pronouncements (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

4.	Recently Adopted Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

5.	Oil and Gas Properties

The Company’s oil and gas properties are located in the United States and Canada and are unproven.

	December 31,	December 31,
	2007	2006
Canada
Acquisition costs	$62,571	$-
Exploration costs	2,034,917	1,462,241
Less: cumulative impairment	(1,462,241)	(1,462,241)
	635,247	-

United States
Acquisition costs	4,544,557	4,274,485
Exploration costs	15,027,492	8,352,039
Less: cumulative impairment	(809,921)	(809,921)
	18,762,128	11,816,603
Total	$19,397,375	$11,816,603

F–11

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

5.	Oil and Gas Properties (continued)

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

The Assignment Agreement provides for Fort Scott to retain a 2% over-riding royalty in the area of mutual interest (“AMI”) and for each 10 million barrels of proven reserves on the lands underlying the leases, the Company is committed to issue 1,000,000 shares of common stock to Fort Scott, up to a maximum of 10,000,000 shares of common stock.

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

Effective March 29, 2007, the Company entered into an Amendment to the Participation Agreement with Cedar Strat for this prospect. Under the terms of the Amendment, the acreage block at Noah has been divided into four Prospect Areas with each Prospect Area encompassing approximately 50,000 acres of leases. The Prospect Areas are designated Prospect Area 1 to 4 sequentially from north to south. The Amendment calls for the prospect areas to be worked sequentially from North to South by the Company either by; 1) electing to drill an initial test well within the designated Prospect Area, 2) electing to drill a subsequent well or wells within the designated Prospect Area or, 3) electing to complete a seismic program of no less than twenty-five linear miles in the next sequential untested Prospect Area. As agreed, the Company will initiate the sequential work by drilling an Initial Test Well in Prospect Area 1 to a depth of approximately 7,000 to 9,000 feet by no later than November 30, 2008.

Under the terms of the Amendment, drilling or seismic operations shall begin within each specified Prospect Area no later than 12 months following the required election date unless extended by both parties acting reasonably. The Company shall have ninety (90) days from release of either the drilling rig or completion rig, whichever is later, of the Initial Test Well in the designated Prospect Area, to elect to either drill a Subsequent Well(s) in the Prospect Area or complete a Seismic Program in the next untested Prospect Area. The Company shall have 180 days from the release of the seismic crew to elect to drill an Initial Test Well in the newly designated Prospect Area or elect to complete a Seismic Program in the next untested Prospect Area.

Under the terms of the Amendment, if the Company drills an Initial Test Well or Subsequent Well(s) to the base of the sub- thrust Devonian Formation or 17,000 feet, whichever is shallower, the Company will retain all rights, title and interest in all leases and lands within that particular Prospect Area. In each Prospect Area that the Company drills an Initial Test Well or Subsequent Well(s) to a depth shallower than the base of the sub-thrust Devonian or 17,000 feet, the Company shall retain all rights, title and interest in all leases and lands within the Prospect Area, to a depth of 1,000 feet below the base of the deepest Formation penetrated. If in this case, the Company elects not to drill a Subsequent Well, then the Company will offer all deeper rights in the leases within the Prospect Area to Cedar Strat and Cedar Strat shall have 90 days from receipt of such notice in which to exercise this option. Failure of Cedar Strat to exercise its option within such 90 day period shall be deemed as a waiver of its option right.

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

Effective March 29, 2007, the Company entered into a Farm-Out Agreement with Midland Texas based Fasken Nevada - 1, LLC and Fasken Oil and Ranch LP, privately held companies (the “Partner”) for the drilling of the Noah prospect as defined in the Amendment to the Participation Agreement with Cedar Strat. The Partner will pay 2/3rd’s of the cost to drill, test and complete the first well in the first Prospect Block and the Company will pay 1/3rd. The Partner will act as operator. Upon drilling and completing the first well in Prospect Area 1 the Partner will be assigned a 50% interest in the Company’s leases in Prospect Area 1 as provided for in the Amendment to the Participation Agreement with Cedar Strat.

F–12

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

5.	Oil and Gas Properties (continued)

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

The first well has been staked and is expected to be drilled for an estimated net cost to the Company of $1,340,000. On July 9, 2007 the Partner received approval on the required Federal and State permits to drill the well. The spudding of the first well (designated as “Noah Federal No. 1 well”) is scheduled, weather permitting, for Spring 2008.

Cherry Creek Project - Nevada

On October 21, 2005, the Company entered into a separate Letter Agreement with Cedar Strat for the exploration and development of petroleum and natural gas rights and leases in an AMI in northeastern Nevada, known as the Cherry Creek project. The Company paid Cedar Strat $216,000 for exploration expenses, which included gravity and field mapping.

Effective January 24, 2006, the Company entered into a formal Joint Participation Agreement with Cedar Strat for the Cherry Creek project. Pursuant to the Joint Participation Agreement, the Company agreed to participate in Cedar Strat’s Cherry Creek project and pay Cedar Strat a $750,000 prospect fee. The Company also agreed to accept responsibility for acquiring and funding Bureau of Land Management (“BLM”) leases and private fee leases, if applicable, in order to facilitate the exploration efforts. The Company assumed the obligation to pay the annual rental on such leases.

On March 14, 2006, the Company acquired approximately 76,459 gross acres of oil and gas lease lands at auction in northeastern Nevada, which were subsequently reduced to approximately 69,982 gross acres. On September 30, 2006, the Company gave notice to surrender the low priority leases to Cedar Strat and retained approximately 18,500 gross acres of premium prospective leases. On December 12, 2006, the Company acquired approximately 2,500 additional gross acres of oil and gas leases at auction. Subsequent to December 12, 2006 the Company acquired additional leases from the BLM.

On March 1, 2007, the Company entered into a Letter Agreement with Cedar Strat whereby approximately 2,500 acres of peripheral Cherry Creek acreage were transferred to Cedar Strat leaving the Company with approximately 26,000 gross acres of oil and gas leases at Cherry Creek. Further evaluation of the geological and other data, including drilling results from nearby Noah, is required prior to making additional exploration decisions in this area.

Chinchaga Project - Alberta

On March 13, 2006, the Company entered into a farm-in arrangement with Suncor Energy Inc. (“Suncor”) of Calgary, Alberta. The arrangement provided for the Company to participate, with a 50% working interest and with other partners, in the cost to drill an exploratory well on approximately 18,000 gross acres of leases owned by Suncor, while retaining options to drill a second well to earn additional acreage. Suncor retains a 12.5% gross overriding royalty on the lands which are known as the Chinchaga area.

By drilling the first well which was plugged and abandoned on January 22, 2007, the Company earned a 50% working interest in approximately 7,000 gross acres. The Company and its partners elected not to drill the Option Well or acquire the additional Option Lands that were available. The partners acquired an additional 1,279 gross acres at a February 8, 2007 land sale of which the Company holds a 55.56% working interest, due to one partner declining to participate in the land acquisition.

On February 14, 2007, the Company entered into a separate farm-in arrangement with Suncor. Under the terms of this arrangement, the Company participated with a 10% working interest, in the drilling of an exploratory well and earned a 10% working interest in approximately 9,600 gross acres. Suncor retains a 12.5% gross overriding royalty on these lands. The Company acquired a 10% interest in an additional 5,120 gross acres of offsetting lands at an approximate cost of $60,000. These lands are subject to a 7.5% overriding royalty to Suncor. The Company also earned a first right of refusal to equalize its proportionate share in another 5,760 gross acres held by Suncor. The well spud on February 10, 2007 and reached final depth of 8,415 feet. On March 19, 2007, the Company and its partners reported the well was dry and was to be abandoned.

The Company has recognized total impairment of $1,462,241 related to the two dry wells.

Within the past year, the Alberta government changed their oil and gas royalty assessment rates, and then subsequently announced they are reviewing some aspects of the changes. Due to this status, the Company and its partners have agreed to defer exploration decisions until such time as the matter is clarified.

F–13

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

5.	Oil and Gas Properties (continued)

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

The Ant Hill Unit is a 20,000 acre federal exploratory unit currently operated by EnCana Oil and Gas (USA) (“EnCana”). Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, and which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four wells in areas outside of the current Participating Areas (PA’s) commencing in the fall of 2006. The wells will be drilled on 160 acre drilling blocks typically encompassing standard governmental quarter sections. By drilling and completing these wells, the existing federal exploratory unit will remain in effect for several more years. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, the Company and Starlight will also earn a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160 acre drilling block.

After the initial four locations are drilled, the Company and Starlight may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. The Company has now drilled and recompleted its first two wells as planned and in January 2008 completed its second two wells. The four wells are tied in and flow rates are stabilizing.

On August 31, 2007 the Company entered into an agreement with Starlight where Starlight assigned to the Company all of its rights, title, and interests in both the Ant Hill Drilling and Development Agreement with EnCana and the related Participation Agreement with the Company.

The Company has received or accrued $62,254 gross revenue from gas and liquid sales from its first two wells.

6.	Asset Retirement Obligations

A reconciliation between the opening and closing asset retirement obligations balance is provided below:

		December 31,		December 31,
		2007		2006
	$		$

Beginning asset retirement obligations		–		–
Liabilities incurred		113,016		–
Deletions related to property disposals		–		–
Accretion		246		–
				–
Total asset retirement obligations		113,262		–

The Company is required to recognize the estimated liability for future costs associated with the abandonment of its oil and gas properties including the costs of reclamation of drilling sites, storage and transmission facilities and access roads. The Company estimates the liability based on management’s industry knowledge and on current federal and state regulatory requirements. The present value calculations require an estimate of the economic lives of the Company’s wells, assumptions of future inflation rates to apply to external estimates and the determination of the credit-adjusted risk-free rate to use. The estimated asset retirement obligations are included in carrying values of properties and are subject to depreciation, depletion and accretion calculations over the remaining life of the oil and gas properties.

7.	Related Party Transactions

(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, and December 21, 2006 (effective January 1, 2007), with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of $16,500 per month. By an amending agreement effective January 1, 2008, the Company agreed to increase the monthly fee to Cdn$20,392 per month. During the year ended December 31, 2007, management fees of $198,000 (2006 - $175,000) were incurred.

F–14

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

7.	Related Party Transactions (continued)

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006 and December 21, 2006 (effective January 1, 2007) with a director and officer of the Company. Under the terms of the agreement, the Company agreed to pay $11,000 per month. By an amending agreement effective January 1, 2008, the Company agreed to increase the monthly fee to Cdn$13,594 per month. During the year ended December 31, 2007, management fees of $137,028 (2006 - $116,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006 (effective January 1, 2007) with a private company wholly-owned by an officer of the Company. Under the terms of the agreement, the Company agreed to pay $11,000 per month. By an amending agreement effective January 1, 2008, the Company agreed to increase the monthly fee to $12,587 per month. During the year ended December 31, 2007, management fees of $137,000 (2006 – $80,000) were incurred.

(d)

During the year ended December 31, 2007, the Company recorded stock-based compensation as follows: $602,967 (2006 - $1,377,324) as management fees to officers and $111,066 (2006 - $235,477) as consulting fees to a director.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

8.	Commitments

(a)

The Company entered into a consulting agreement dated February 1, 2006, as amended December 1, 2006, with an individual to provide certain investor relations services. Under the terms of the amended agreement, the Company agreed to pay $2,500 per month until such time as the contract is terminated. By an amending agreement effective January 1, 2008, the Company agreed to increase the monthly fee to $2,625 per month.

(b)

Under the terms of its Participation Agreements with Cedar Strat and under the terms of its Agreements with its partners in Chinchaga Alberta, the Company must pay approximately net $332,000 in lease renewal fees over the next twelve months.

(c) The Company has committed to drill an initial test well as the part of the Noah project no later than November 30, 2008 at an estimated net cost of $1,340,000.

(d)

Under a Drilling and Development Agreement executed between Starlight and EnCana on May 5, 2006, which the Company became a party to, the Company and Starlight have agreed to drill a minimum of four additional wells in areas outside of the current Participating Area’s commencing in the fall of 2006. The Company and Starlight will carry EnCana for 15% of the total well cost in each new well drilled on 40 acre drill site quarter/quarter section. The first two wells have been drilled and tied in. On August 31, 2007 the Company acquired Starlight’s interests in the Drilling and Development Agreement and completed the second two wells in late 2007 with an approximate cost per well of $2,000,000.

(e)

On July 6, 2007, the Company entered into a lease agreement commencing September 1, 2007 for office premises for a five-year term expiring August 31, 2012. Annual rent is payable at $181,847 (Cdn$178,386) for the first two years payable in equal consecutive monthly instalments of $15,153 (Cdn$14,865), and $191,172 (Cdn$187,534) for the remaining three years payable in equal consecutive monthly instalments of $15,931 (Cdn$15,628). The Company paid a deposit of $50,737 (Cdn$49,771) which will be applied without interest against the last month’s rent due under the lease. This amount is included in prepaid expenses at December 31, 2007.

During the year ended December 31, 2007, the Company paid rent expense of $90,913 under this lease, and was reimbursed by three sub-lease tenants for $30,614. Future minimum lease payments over the next five fiscal years are as follows:

2008	179,831
2009	182,892
2010	189,053
2011	189,053
2012	126,024

$866,853

F–15

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

9.	Convertible Notes

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the related embedded equity elements of $92,704 was charged to interest expense in 2005. The carrying value of the Convertible Debentures is being accreted to the face value of $8,625,000 at maturity. On June 1, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments with a value of $261,625, and on December 1, 2007, the Company issued 332,886 shares of common stock in lieu of cash interest payments with a value of $262,979. On December 1, 2006, the Company issued 149,466 shares of common stock in lieu of cash interest payments with a value of $263,060. At December 31, 2007, accrued interest of $42,534 (2006 - $42,534) is included in accrued liabilities. Interest expense of $646,119 (2006 - $646,119) has been accreted during the year increasing the carrying value of the Convertible Debentures to $8,194,254 (2006 - $7,548,134). Interest expense of $981,293 (2006 - $275,811) was capitalized to the Ant Hill Unit property during the year ended December 31, 2007.

F–16

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

10.	Capital Stock

During the year ended December 31, 2007, the Company issued the following:

	(a)	On June 1, 2007, the Company issued 242,245 shares of common stock in settlement of accrued interest on convertible debentures of $261,625.

	(b)	On December 1, 2007, the Company issued 332,886 shares of common stock in settlement of accrued interest on convertible debentures of $262,979.

During the year ended December 31, 2006, the Company issued the following:

	(c)	On February 6, 2006, the Company issued 57,500 shares of common stock upon the exercise of 57,500 share purchase warrants at $2.00 per share for proceeds of $115,000.

	(d)	On February 17, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for proceeds of $50,000.

(e)

On February 24, 2006, the Company closed a private placement of 7,366,520 units at $2.25 per unit resulting in gross proceeds of $16,574,670. Each unit consisted of one common share and two share purchase warrants. Each warrant entitles the holder to purchase one additional common share at a price of $3.25 per share and $5.25 per share, respectively, until February 16, 2009. The $5.25 Warrant is only exercisable if the $3.25 Warrant has been exercised. After a registration statement qualifying the re-sale of the common shares has been filed with the SEC and declared effective, the Company has the right to advance the exercise date of the Warrants if the closing price of its shares averages at or above $4.00 or $6.25 for the corresponding Warrants for a period of twenty consecutive trading days. The Company paid a cash placement fee of up to 6% of the gross proceeds of the offering for agent services in the transaction and issued 4% of the gross proceeds raised from the offering in the form of agent’s warrants which have the same terms and conditions as the investors’ warrants.

	(f)	On March 8, 2006, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $0.50 per share for proceeds of $50,000.

	(g)	On March 9, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for proceeds of $50,000.

	(h)	On June 1, 2006, the Company issued 113,259 shares of common stock in settlement of accrued interest on convertible debentures of $261,626.

(i)

On July 31, 2006, 165,774 common shares were issued in lieu of cash payment for 2% monthly charges relating to the effective date of registration of shares on Eden’s February 2006 financing. A further 165,774 $3.25 and 165,774 $5.25 warrants were issued relating to the same registration statement.

	(j)	On December 1, 2006, the Company issued 149,466 shares of common stock in settlement of accrued interest on convertible debentures of $263,060.

Stock Option Plan

Effective May 1, 2005, the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 3,000,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. Effective December 20, 2007 the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 4,276,332 shares of common stock.

During the year ended December 31, 2007:

The Company granted the stock options to a director to acquire up to 100,000 shares of common stock exercisable at $1.13 per share on or before June 11, 2012. One-third of the options vest on October 11, 2007, one-third vest on February 11, 2008 and the final one-third vest on June 11, 2008. The closing market price of the stock on the grant date was $1.09 per share. The fair value for options granted was estimated at the date of grant to be $61,476 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.87% and an expected volatility of 94%. The fair value of these stock options granted was $0.61 per share. During the year ended December 31, 2007, the Company recorded stock-based compensation of $33,939 as management fees.

F–17

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

10.	Capital Stock (continued)

During the year ended December 31, 2006:

a)

The Company granted the stock options to directors and consultants to acquire up to 772,000 shares of common stock exercisable at $2.50 per share on or before February 28, 2011. One-third of the options vest on April 1, 2006, one-third vest on August 1, 2006 and the final one-third vest on December 1, 2006. The closing market price of the stock on the grant date was $2.50 per share. The fair value for options granted was estimated at the date of grant to be $1,739,934 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.55%, an expected volatility of 205.47% and no expected dividends. The fair value of these stock options granted was approximately $2.25 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation of $1,126,900 as management fees and $613,034 as consulting expense.

b)

The Company granted the stock options to directors and consultants to acquire up to 150,000 shares of common stock exercisable at $2.50 per share on or before May 1, 2011. One-third of the options vest on August 1, 2006, one-third vest on November 1, 2006 and the final one-third vest on December 31, 2006. The closing market price of the stock on the grant date was $2.76 per share. The fair value for options granted was estimated at the date of grant to be $198,694 using the Black-Scholes option-pricing model assuming an expected life of 1 year, a risk-free rate of 5.10%, an expected volatility of 116% and no expected dividends. The fair value of these stock options granted was approximately $1.32 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation of $198,694 as management fees.

c)

The Company granted stock options to directors, employees and consultants to acquire up to 792,000 shares of common stock exercisable at $1.54 per share on or before December 20, 2011. One-third of the options vest on April 20, 2007, one- third vest on August 20, 2007 and the final one-third vest on December 20, 2007. The closing market price of the stock on the grant date was $1.54 per share. The fair value for options granted was estimated at the date of grant to be $792,810 using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 3 years, a risk-free rate of 4.44%, an expected volatility of 106% and no expected dividends. The weighted average fair value of these stock options granted was approximately $1.01 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation of $51,730 as management fees, $12,318 as consulting fees and $2,019 as payroll expense. During the year ended December 31, 2007, the Company recorded stock-based compensation of $569,029 as management fees, $135,501 as consulting fees and $22,213 as payroll expense.

A summary of the Company’s stock option activity for the year ended December 31, 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding, December 31, 2006	2,424,000	$1.98
Granted	100,000	1.13
Outstanding, December 31, 2007	2,524,000	1.95	3.16	$22,500
Exercisable, December 31, 2007	2,457,333	$1.92	3.13	$22,500

A summary of the status of the Company’s unvested stock options as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted-Average
		Grant-Date
Unvested options	Number of Shares	Fair Value

Unvested at January 1, 2007	792,000	$1.00
Granted	100,000	0.61
Vested	(825,333)	0.99

Unvested at December 31, 2007	66,667	$0.61

F–18

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

10.	Capital Stock (continued)

As at December 31, 2007, there was $27,538 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 0.45 years.

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2006 and 2007	16,436,176	$4.30

At December 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

11.	Restricted Cash

As at December 31, 2006, the Company had secured $974,067 towards a Letter of Credit payable as to $91,667 (CAD$112,500) to HSBC Bank Canada as security for corporate credit cards and $882,400 to Starlight as security for drilling commitments. On September 20, 2007, the portion relating to Starlight was released. As at December 31, 2007, restricted cash consists of $114,682 (CAD$112,500) for security for corporate credit cards.

12.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $14,130,000, which commence expiring in 2024. Pursuant to SFAS No. 109, the Company is required to compute tax assets for net operating losses carried forward. Potential assets of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $519,000 and $1,826,000, respectively. The components of the net deferred tax asset at December 31, 2007 and 2006, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2007	2006
	$	$

Deferred tax asset
- Oil and gas assets	(2,014,000)	656,000
- Property and equipment	(16,000)	–
- Stock-based compensation	967,000	542,000
- Net operating losses	4,945,000	2,165,000
- Less valuation allowance	(3,882,000)	(3,363,000)

Net deferred tax asset	–	–

F–19

Eden Energy Corp.
(An Exploration Stage Company)
December 31, 2007
Notes to the Consolidated Financial Statements

12.	Income Taxes (continued)

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes. The difference results from the following:

	December 31,	December 31,
	2007	2006
	$	$

Earnings (loss) before taxes	(1,327,000)	(6,218,000)
Statutory rate	35%	35%

Computed expected tax (recovery)	(464,000)	(2,176,000)
Non-deductible expenses and timing differences	(55,000)	350,000
Change in valuation allowance	519,000	1,826,000

Reported income taxes	–	–

During the year 2007, the Company did not recognize any interest and penalties. The amount attributed to interest and penalties,if any, would be immaterial.

13.	Subsequent Events

a)

On January 17, 2008, and February 8, 2008 the Company entered into a Note and Warrant Amendment Agreement (“Amendment”) with five of the holders of the convertible debt described in Note 9, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.50 (86% of the closing bid of the last 5 trading days of 2007), the term of their warrants has been amended to expire on August 25, 2009 and the exercise price of the warrants has been amended to $1.00, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.50. In the event that 100% conversion of notes at the time would cause a noteholder to exceed their non-affiliate status, those notes remain unconverted and in accordance with the terms of the Amendment their conversion price is adjusted such that they are convertible into shares at a price of $0.65. The Company has issued 4,438,798 shares of common stock upon the conversion of principal and interest in the amount of $2,219,399, and will recognize a loss on induced conversion of $2,267,000 as a result of the Amendment. The Company also paid a commission of $66,582 for brokerage services. Upon the completion of the conversion of Amendment Notes as described above, those notes and warrants held by noteholders who chose not to participate in the Amendment were repriced such that the conversion price of their notes has been reduced from $4.32 to $3.96 and the exercise price of their warrants has been reduced from $5.04 to $4.61. The number of potential shares issuable underlying the notes outstanding as described in Note 10 increases to approximately 5,546,551.

b)

On January 22, 2007, the Company granted 992,000 stock options to directors and officers to purchase 992,000 shares of common stock at $0.60 per share exercisable for a period of 5 years pursuant to the Amended 2004 Stock Option Plan. One-third of the options vest on April 30, 2008, one-third vest on August 31, 2008 and the final one-third vest on December 31, 2008.

	c)	On February 19, 2008, the Company issued 75,000 common shares upon the exercise of 75,000 warrants at $0.50 per share for proceeds of $37,500.

d)

On March 13, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Amendment”) with one of the holders of the convertible debt described in Note 9, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.70 (approximately 80% of the closing price of the last 5 trading days ending February 29, 2008), the term of their warrants has been amended to expire on August 25, 2009 and the exercise price of the warrants has been amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.70. The Company has issued 726,667 shares of common stock upon the conversion of principal and interest in the amount of $508,667, and will recognize a loss on induced conversion of $557,000 as a result of the Amendment. The Company also paid a commission of $15,260 for brokerage services.

F–20

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordances with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Disclosure Controls and Procedures

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

As of December 31, 2007, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the USA. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgement and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	50	May 14, 2004
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	51	May 14, 2004
John Martin	Director	51	August 31, 2004
Ralph Stensaker	Director	48	June 11, 2007
Larry Kellison	Chief Operating Officer	53	May 1, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Donald Sharpe – President and Director

Mr. Sharpe has been the president and a director of our company since May 14, 2004. Mr. Sharpe graduated from the University of British Columbia with a Bachelor of Science degree in Geophysics in 1981 and joined Suncor Inc. in August of that year. From 1981 to 1987, Mr. Sharpe trained and worked as an exploration geophysicist, gaining experience in all parts of the exploration and development cycle throughout the Western Canadian Sedimentary Basin.

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

Mr. Bonnell graduated from the Richard Ivey School of Business at the University of Western Ontario with a Masters of Business Administration degree in 1998. For a period of 12 years prior to graduation, Mr. Bonnell served as president and director of multiple private companies engaged in tourism operations in key resort destinations in Western Canada. In these positions, Mr. Bonnell had the responsibility to manage the affairs of each of these companies, to ensure the operation of the business, and interact with all professional services and counsel as required.

From 1997 to divestiture in 2006, Mr. Bonnell served as president and director of a private BC based company with business interests in Whistler Canada. From July 24, 2007 to October 15, 2007, Mr. Bonnell served as president, chief financial officer, secretary and a director of Lutcam Inc. (the common shares of which are registered under the Securities Exchange Act of 1934 and quoted on the OTC Bulletin Board).

Mr. Bonnell is active as a businessman and a member of the worldwide Ivey alumni association.

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

Ralph Stensaker – Director

Mr. Stensaker has been a director of our company since June 11, 2007. Mr. Stensaker has an MBA from the Ivey School of Business at the University of Western Ontario and is a Certified General Accountant. He has 25 years of varied experience in finance and administration, most recently with a privately held transportation and logistics group based in Vancouver, British Columbia.

Larry Kellison – Chief Operating Officer

Mr. Kellison is a professional Geologist with more than 25 years of varied oil and gas experience. From December 2001 to November 2005, he was Vice President and General Manager for Black Hills Corporation’s oil and gas subsidiary in Golden, Colorado where he led the company’s operations throughout the U.S. From March 2000 to December 2001 he was an independent geologic consultant.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2007. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2007 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of March 26, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2007 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Donald Sharpe	6(1)	32(1)	Nil
Drew Bonnell	Nil	Nil	Nil
John Martin	Nil	Nil	Nil
Ralph Stensaker	1(1)	1(1)	Nil
Larry Kellison	Nil	Nil	Nil

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 14, 2004 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eden Energy Corp., Suite 1680 – 200 Burrard Street, Vancouver, British Columbia Canada V6C 3L6.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Donald Sharpe
President and	2007	198,000	-	-	218,857	-	-	-	416,857
Director(1)	2006	175,000	-	-	802,203	-	-	-	977,203

Drew Bonnell	2007	137,028	-	-	218,857	-	-	-	355,885
Chief Financial	2006	116,000	-	-	802,203	-	-	-	918,203
Officer, Secretary,
Treasurer and
Director(2)

Larry Kellison	2007	137,000	-	-	131,314	-	-	-	268,314
Chief Operating	2006	80,000	-	-	341,946	-	-	-	421,946
Officer(3)

(1)	Mr. Sharpe became our president and a director of our company on May 14, 2004.

(2)	Mr. Bonnell became our chief financial officer, secretary, treasurer and a director of our company on May 14, 2004.

(3)	Mr. Kellison became our chief operating officer on May 1, 2006.

We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of $16,500 per month pursuant to an Amended Management Agreement dated December 21, 2006, effective January 1, 2007. During the twelve month period ended December 31, 2007 we paid D. Sharpe Management Inc. an aggregate amount of $198,000. On December 21, 2007, we entered into an Amended Management Agreement with D. Sharpe Management Inc. whereby, effective January 1, 2008, we pay D. Sharpe Management Inc. CDN$20,392 per month for management services rendered by Donald Sharpe.

We pay Drew Bonnell, our chief financial officer and a director of our company, a management fee of $11,000 per month, pursuant to an Amended Management Consulting Agreement dated December 21, 2006, effective January 1, 2007, in consideration for management services rendered by Drew Bonnell. During the twelve month period ended December 31, 2007 we paid Drew Bonnell an aggregate amount of $137,028. On December 21, 2007 we entered into an Amended Management Consulting Agreement with Drew Bonnell whereby, effective January 1, 2008, we pay Drew Bonnell CDN$13,594 per month for management services rendered by Drew Bonnell.

We pay Larry Kellison, our chief operating officer, a management fee of $11,000 per month, pursuant to an Amended Management Consulting Agreement dated December 21, 2006, effective January 1, 2007, with Freestone Energy LLC, a company wholly owned and controlled by him, in consideration for management services rendered by Larry Kellison. During the twelve period ended December 31, 2006, we paid Freestone Energy LLC an aggregate amount of $137,000. On December 21, 2007, we entered into an Executive Employment Agreement, effective January 1, 2008, with Larry Kellison whereby, effective January 1, 2008, we pay Larry Kellison $12,587 per month for employment services rendered by Larry Kellison.

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

Outstanding Equity Awards at Fiscal Year-End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald Sharpe President and Director(1)	250,000 200,000 250,000 250,000 -	- - - - 250,000	- - - - -	0.50 2.50 2.50 1.54 0.60	June 11, 2009 May 1, 2010 Feb 28, 2011 Dec 20, 2011 Jan 22, 2013	- - - - 250,000	- - - - 187,500	- - - - 250,000	- - - - -
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	200,000 250,000 250,000 -	- - - 250,000	- - - -	2.50 2.50 1.54 0.60	May 1, 2010 Feb 28, 2011 Dec 20, 2011 Jan 22, 2013	- - - 250,000	- - - 187,500	- - - 250,000	- - - -
Larry Kellison Chief Operating Officer(3)	150,000 150,000 -	- - 250,000	- - -	2.50 1.54 0.60	May 1, 2011 Dec 20, 2011 Jan 22, 2013	- - 250,000	- - 187,500	- - 250,000	- - -

(1)	Mr. Sharpe became our president and a director of our company on May 14, 2004.

(2)	Mr. Bonnell became our chief financial officer, secretary, treasurer and a director of our company on May 14, 2004.

(3)	Mr. Kellison became our chief operating officer on May 1, 2006.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2007.

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

The following table sets forth, as of March 26, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of	Percentage
	Beneficial Ownership	of Class(1)
Donald Sharpe	10,775,916(2)	22.01%
1281 Eldon Road
North Vancouver, BC V7R 1T5
Drew Bonnell	705,500(3)	1.45%
Suite 1680, 200 Burrard Street
Vancouver, BC V6C 3L6
John Martin	270,681(4)	*
2, rue Thalberg
1201 Geneva, Switzerland
Ralph Stensaker	75,000(5)	*
809 9266 University Crescent
Burnaby, BC V5A 4Z1
Larry Kellison	300,000(6)	*
4 Elk Lane
Littleton, CO 80127
RAB Special Situations (Master) Fund Limited	9,243,351(7)	16.77%
PO Box 908 GT
Walker House Mary Street
George Town, Cayman Islands
Directors and Executive Officers as a Group	12,125,097(8)	24.11%
* Less than 2%.

(1) Based on 48,003,791 shares of common stock issued and outstanding as of March 26, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2) Includes options to acquire an aggregate of 950,000 shares of common stock exercisable within 60 days. (3) Includes options to acquire an aggregate of 700,000 shares of common stock exercisable within 60 days.

(4) Includes options to acquire an aggregate of 250,000 shares of common stock and warrants to acquire 20,454 shares of common stock exercisable within 60 days.

(5) Includes options to acquire an aggregate of 75,000 shares of common stock exercisable within 60 days. (6) Includes options to acquire an aggregate of 300,000 shares of common stock exercisable within 60 days.

(7) Includes warrants to acquire 2,445,334 shares of common stock exercisable within 60 days and 4,683,769 shares of common stock issuable on conversion of a $3,044,450 convertible note if converted within 60 days.

(8) Includes options to acquire an aggregate of 2,275,000 shares of common stock and warrants to acquire 20,454 shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Over the year ended December 31, 2007, our company incurred management fee expenses in the amount of $1,074,996 and consulting fee expenses in the amount of $135,501.

A management fee expense of $198,000 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company for the year ended December 31, 2007. We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of $16,500 per month pursuant to an amended management agreement dated December 21, 2006, effective January 1, 2007. During the twelve month period ended December 31, 2007 we paid D. Sharpe Management Inc. an aggregate amount of $198,000. On December 21, 2007, we entered into an amended management agreement with D. Sharpe Management Inc. whereby, effective January 1, 2008, we pay D. Sharpe Management Inc. CDN$20,392 per month for management services rendered by Donald Sharpe.

A management fee expense of $137,028 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2007. We pay Drew Bonnell, our chief financial officer and a director of our company, a management fee of $11,000 per month, pursuant to an amended management consulting agreement dated December 21, 2006, effective January 1, 2007, in consideration for management services rendered by Drew Bonnell. During the twelve month period ended December 31, 2007 we paid Drew Bonnell an aggregate amount of $137,028. On December 21, 2007 we entered into an amended management consulting agreement with Drew Bonnell whereby, effective January 1, 2008, we pay Drew Bonnell CDN$13,594 per month for management services rendered by Drew Bonnell.

A management fee expense of $137,000 was charged by Freestone Energy LLC, a company wholly-owned by Larry Kellison, in his role as chief operating officer for the year ended December 31, 2007. We pay Larry Kellison, our chief operating officer, a management fee of $11,000 per month, pursuant to an amended management consulting agreement dated December 21, 2006, effective January 1, 2007, with Freestone Energy LLC, a company wholly owned and controlled by him, in consideration for management services rendered by Larry Kellison. During the twelve period ended December 31, 2006, we paid Freestone Energy LLC an aggregate amount of $137,000. On December 21, 2007, we entered into an executive employment agreement, effective January 1, 2008, with Larry Kellison whereby, effective January 1, 2008, we pay Larry Kellison $12,587 per month for employment services rendered by Larry Kellison.

Corporate Governance

We currently act with four (4) directors, consisting of Donald Sharpe, Drew Bonnell, John Martin and Ralph Stensaker.

We have determined that John Martin and Ralph Stensaker are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

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

Item 13.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)

(10)	Material Contracts

10.1	Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

Donald Sharpe
John Martin
Neil Maedel
Drew Bonnell

10.2	Form of Note and Warrant Purchase Agreement dated August 18, 2005 entered into with the following persons (incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005):

RAB Special Situations (Master) Fund Ltd.
Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital LP
Enable Growth Partners LP
Enable Opportunity Partners LP

10.3	Form of Registration Rights Agreement dated August 18, 2005 entered into with the following persons (incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005):

RAB Special Situations (Master) Fund Ltd.
Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital LP
Enable Growth Partners LP
Enable Opportunity Partners LP

10.4	Form of Convertible Promissory Note entered into with the following persons (incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005):

Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital LP
Enable Growth Partners LP
Enable Opportunity Partners LP

10.5	Form of Series A Share Purchase Warrant entered into with the following persons (incorporated by reference form our Current Report on Form 8-K filed on August 31, 2005):

Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital L.P.
Enable Growth Partners LP
Enable Opportunity Partners LP

10.6	Form of Convertible Promissory Note entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005).

10.7

Form of Series A Share Purchase Warrant entered into with RAB Special Situations (Master) Fund Ltd. (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005).

10.8	Form of Broker Warrant entered into with the following (incorporated by reference from our Registration Statement on Form SB-2 filed on September 28, 2005):

H.C. Wainwright & Co., Inc.
John R. Clarke
Scott F. Koch
Energy Equities, Inc.
Ocean Equities Ltd.

10.9	Participation Agreement with Merganser Limited (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

10.10

Joint Participating Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation dba Cedar Strat Corporation (incorporated by reference from our Current Report on Form 8- K filed on February 21, 2006).**

10.11	Form of Subscription Agreement entered into with the following individuals (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2006):

Keith Reid	Keats Investments Ltd.	Nite Capital LP
John Pevedoros	Absolute East West Fund	George S. Palfi
Stephen Hanson	Alpine Atlantic Asset Mgt., Ltd.	Parker Communication Corp.
Paul King	La Roche & Co. Banquiers	Carolyn Townshend
Jason McCarroll	Norene Brown	862002 Alberta Ltd.
Arbutus Gardens Apartments Corp.	Credit Suisse Securities (USA) LLC	Olivier Turrettini
Epsilon Management Ltd.	Stanley Case	Veronique Rochette
Conrad Weiss	Chartwell Investment Services S.A.	RMB International (Dublin) Ltd.
Yingchun Ye	Donna Chudnow	SDS Capital Group SPC, Ltd.
Maria Pedrosa	Clearwaters Management Ltd.	Shalimar Business
Sara Relling	Cranshire Capital, LP	Synergy Resource Fund UBS
Bantry Bay Properties Inc.	Swell Capital Limited	Zurich
Barb Turner	Crescent International Ltd.	UBS AG
C-Quest Holdings Ltd.	Double U Master Fund Ltd.	Rupert Edward Williams
Avtar Dhillon	Andrea Egger	Christian Weyer
Hao Tang	Epson Investment Services NV	Winsome Capital Inc.
Neil Maedel	Evergreen Investment Corporation	Banque Vontobel Geneve, SA
Donald Rippon	GLG European Opportunity Fund	Iroquois Master Fund Ltd.
Peter Ross	General Research GmbH	Wilma E. Bonnell
John Martin	Ralph Hogg	Pierce Diversified Strategy Master
Gregg Layton	HSBC Guyerzeller Bank AG	Fund LLC
Dolwar Invest & Trade Corp.	Kaupthing Bank Luxembourg	Enable Opportunity Partners LP
Barry Maedel	Lombard Odier Darier Hentsch	Enable Growth Partners LP
John Tognetti	Moen Holdings Inc.	Kimberly Lloyd
Clarion Finanz AG	Luce Lapointe	Paul Mitchell

10.12

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.13

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Donald Sharpe (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.14	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**

10.15	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).

10.16	Stock Option Agreement with Larry Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).

10.17

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.18

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.19	Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin and Larry Kellison (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.20	Form of Stock Option Agreement with Paul Mitchell, Kim Lloyd and Olga Bespalaja (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.21

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

10.23	Form of Stock Option Agreement with Ralph Stensaker (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.24	Agreement Starlight Oil & Gas LLC and Starlight Operating Company, Inc. effective August 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2007).

10.25

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.26

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.27

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with Larry Kellison. (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.28	Form of Note and Warrant Amendment Agreement dated January 17, 2008 (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.29

Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin, Ralph Stensaker, Larry Kellison, Kim Lloyd, Olga Bespalaja and Paul Mitchell (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.30

Note and Warrant Amendment Agreement dated February 8, 2008 with RAB Special Situations (Master) Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008).

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

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for professional services rendered for the audit of our annual consolidated financial statements included in our annual report on Form 10-KSB and the review of our March 31, 2007, June 30, 2007 and September 30, 2007 quarterly consolidated financial statements were $64,000 and $46,000, respectively.

For the fiscal years ended December 31, 2007 and 2006, the aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for tax services totalled $4,500 and $2,500, respectively.

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
Date: March 28, 2008

By: /s/ Drew Bonnell
Drew Bonnell
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer)
Date: March 28, 2008

By: /s/ Drew Bonnell
Drew Bonnell,
Chief Financial Officer, Secretary, Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: March 28, 2008

By: /s/ John Martin
John Martin
Director
Date: March 28, 2008

By: /s/ Ralph Stensaker
Ralph Stensaker
Director
Date: March 28, 2008