Form 10-Q
period 2008-03-31
EDEN ENERGY CORP
filed 2008-05-13
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission File Number 000-31503

EDEN ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1680 – 200 Burrard Street, Vancouver, British Columbia	V6C 3L6
(Address of principal executive offices)	(Zip Code)

604-693-0179
(Registrant’s telephone number, including area code)

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
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
Large accelerated filer [ ]                                                                                                                                                                            Accelerated filer [ ]
Non-accelerated filer [ ]                            (Do not check if a smaller reporting company)                                                                  Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES       [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES      [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
48,840,577 common shares issued and outstanding as of May 9, 2008

PART 1 – FINANCIAL INFORMATION

Item 1.           Financial Statements.

     Our unaudited interim consolidated financial statements for the three month period ended March 31, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in United States dollars)

March 31, 2008

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,076,841	$19,617,518
Accounts receivable	324,265	271,068
Prepaid expenses	90,951	97,654
Deferred financing costs	79,573	127,324
Total Current Assets	14,571,630	20,113,564
Oil and gas properties (Note 4)	22,120,723	19,397,375
Restricted cash (Note 10)	114,682	114,682
Property and equipment, net of depreciation	168,084	113,595
Total Assets	$36,975,119	$39,739,216

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$356,201	$2,440,031
Convertible notes, less unamortized discount of $150,800 (Note 8)	5,810,270	-
Total Current Liabilities	6,166,471	2,440,031
Asset Retirement Obligations (Note 5)	115,005	113,262
Convertible Notes, less unamortized discount of $nil (2007 - $430,776) (Note 8)	-	8,194,254
Total Liabilities	6,281,476	10,747,547
Contingencies and Commitments (Notes 2, 4, and 7)
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	-	-
Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
48,003,791 (December 31, 2007 – 42,763,326) shares issued and outstanding	48,004	42,763
Additional paid-in capital	48,656,522	42,897,632
Accumulated other comprehensive income	35,167	35,176
Deficit accumulated prior to the exploration stage	(555,139)	(555,139)
Deficit accumulated during the exploration stage	(17,490,911)	(13,428,763)
Total Stockholders’ Equity	30,693,643	28,991,669
Total Liabilities and Stockholders’ Equity	$36,975,119	$39,739,216

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			January 1, 2004
			(Date of Inception
	Three Months	Three Months	of Exploration
	Ended	Ended	Stage) To
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenue
Oil and gas	$438,921	$-	$501,175

Expenses

Consulting
- cash	-	-	635,030
- stock-based compensation	2,538	36,955	763,390
Debt conversion expense	2,912,000	-	2,912,000
Depletion, depreciation and amortization	409,845	51,502	879,590
General and administrative
- cash	216,054	128,809	1,990,844
- stock-based compensation	2,307	6,058	26,539
Impairment loss on oil and gas properties	-	-	2,272,162
Interest expense	502,203	-	6,464,453
Management fees
- cash	143,798	115,500	1,181,826
- stock-based compensation	81,719	155,190	2,149,511
Oil and gas operating expenses	284,670	-	328,804
Professional fees	114,334	34,167	827,180

Operating expenses	4,669,468	528,181	20,431,329

Loss before other items	(4,230,547)	(528,181)	(19,930,154)

Other items

(Loss) gain on foreign exchange	(4,197)	-	121,089
Loss on disposal of equipment	-	-	(1,544)
Interest income	172,596	252,683	2,319,698

Net loss	(4,062,148)	(275,498)	(17,490,911)

Other comprehensive (loss) income

Foreign currency translation adjustment	(9)	(20,505)	35,167

Comprehensive loss	$(4,062,157)	$(296,003)	$(17,455,744)

Basic and diluted loss per share	$(0.09)	$(0.01)

Weighted average number of common shares outstanding	46,112,000	42,188,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			January 1,
			2004
			(Date of
			Inception of
	Three Months	Three Months	Exploration
	Ended	Ended	Stage) To
	March 31,	March 31,	March 31,
	2008	2007	2008

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(4,062,148)	$(275,498)	$(17,490,911)

Non-cash items:

Impairment of oil and gas properties	-	-	2,272,162
Interest expense relating to accretion of convertible debt	279,948	-	5,076,447
Interest expense paid by issue of common stock	29,686	-	1,108,571
Depletion, depreciation and amortization	409,845	51,502	879,590
Loss on disposal of equipment	-	-	1,544
Stock-based compensation	86,564	198,203	3,175,721
Debt conversion expense	2,912,000	-	2,912,000

Changes in non-cash operating assets and liabilities:

Accounts receivable	(53,197)	(126)	(98,496)
Prepaid expenses and other	6,703	(40,810)	(90,951)
Accounts payable and accrued liabilities	170,811	(187,185)	304,994

	(219,788)	(253,914)	(1,949,329)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	-	-	(475)
Restricted cash	-	-	(114,682)
Proceeds from sale of oil and gas interest	-	200,000	-
Purchase of property and equipment	(65,001)	(7,980)	(203,962)
Oil and gas property acquisition and exploration, net	(5,293,378)	(212,294)	(22,034,247)

	(5,358,379)	(20,274)	(22,353,366)

Financing Activities:
Issuance of common stock, net of issuance costs	37,500	-	29,842,370
Proceeds from convertible notes	-	-	8,502,000

	37,500	-	38,344,370

Effect of exchange rate changes on cash	(10)	(20,505)	35,166

(Decrease) increase in cash and cash equivalents	(5,540,677)	(294,693)	14,076,841

Cash and cash equivalents, beginning	19,617,518	23,438,355	-

Cash and cash equivalents, ending	$14,076,841	$23,143,662	$14,076,841

Non-cash financing and investing activities:
Interest capitalized to oil and gas properties	$-	$289,133	$1,257,104
Issue of common stock for interest expense	$29,686	$-	$1,633,174
Issue of common shares for oil and gas properties	$-	$-	$450,000
Issue of convertible debenture, net of discount	$-	$-	$400,000
Debt assumed by previous management	$-	$-	$19,846

Supplementary disclosure:
Interest paid	$-	$92	$1,505
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2008
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-Q of Regulation S-K and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2007.

2.	Nature and Continuance of Operations

The Company is involved in oil and gas exploration activities in Alberta, Canada, and Colorado and Nevada, USA.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company is in the exploration stage of its resource business and has experienced negative cash flows from operations to date and has accumulated losses of $17,490,911 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

3.	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's future financial statements.

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2008
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited

4.	Oil and Gas Properties

The following table summarized information regarding the Company’s oil and gas acquisition, exploration and development activities:

		United	March 31,		United	December 31,
	Canada	States	2008	Canada	States	2007
	$	$	$	$	$	$
Proven Properties
Acquisition costs	-	1,512,851	1,512,851	-	-	-
Exploration costs	-	13,576,078	13,576,078	-	-	-
Less:
Accumulated depletion	-	(349,839)	(349,839)	-	-	-
	-	14,739,090	14,739,090	-	-	-
Unproven Properties
Acquisition costs	62,571	3,055,616	3,118,187	62,571	4,544,557	4,607,128
Exploration costs	2,038,873	4,496,735	6,535,608	2,034,917	15,027,492	17,062,409
Less:
Impairment costs	(1,462,241)	(809,921)	(2,272,162)	(1,462,241)	(809,921)	(2,272,162)

	639,203	6,742,430	7,381,633	635,247	18,762,12	19,397,375

Net Carrying Value	639,203	21,481,520	22,120,723	635,247	18,762,128	19,397,375

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the three month period ended March 31, 2008 of $349,839 (2007 - $nil) was recorded in the U.S. cost center and $nil (2007 - $nil) was recorded in the Canadian cost center. All of the Company’s unproven properties are not subject to depletion.

Impairment costs – Unproven Properties

(a)	During 2006, the Company’s unproven property costs in Alberta (Chinchaga Project) were considered impaired resulting in a $1,462,241 non-cash impairment loss.

(b)	During 2006, the Company’s unproven property costs in Nevada (Big Sand Project) were considered impaired resulting in a $809,921 non-cash impairment loss.

The Company’s unproven acquisition and exploration costs were distributed in the following geographic areas:

	March 31,	December 31,
	2008	2007
	$	$
Chinchaga Project, Alberta	639,203	635,247
Canada	639,203	635,247
Noah Project, Nevada	5,866,235	6,239,372
Cherry Creek Project, Nevada	876,195	852,286
Ant Hill Unit Drilling and Development Project, Colorado	-	11,670,470
United States	6,742,430	18,762,128
Total unproven acquisition and exploration costs	7,381,633	19,397,375

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2008
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited

5.	Asset Retirement Obligations

A reconciliation between the opening and closing asset retirement obligations balance is provided below:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2008	2007
	$	$

Beginning asset retirement obligations	113,262	-
Liabilities incurred	-	113,016
Deletions related to property disposals	-	-
Accretion	1,743	246

Total asset retirement obligations	115,005	113,262

6.	Related Party Transactions

(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, and December 21, 2006, and January 1, 2008, with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of Cdn$20,392 per month. During the three month period ended March 31, 2008, management fees of $61,883 (2007 - $49,500) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006 and December 21, 2006, and January 1, 2008 with a director and officer of the Company. Under the terms of the agreement, the Company agreed to pay Cdn$13,594 per month. During the three month period ended March 31, 2008, management fees of $41,253 (2007 - $33,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006, and January 1, 2008 with a private company wholly-owned by an officer of the Company. Under the terms of the agreement, the Company agreed to pay $12,587 per month. During the three month period ended March 31, 2008, management fees of $40,662 (2007 – $33,000) were incurred.

(d)

During the three month period ended March 31, 2008, the Company recorded stock-based compensation as follows: $81,719 (2007 - $155,190) as management fees to officers and $nil (2007 - $36,955) as consulting fees to a director.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

7.	Commitments

(a)

The Company entered into a consulting agreement dated February 1, 2006, as amended December 1, 2006 and January 1, 2008, with an individual to provide certain investor relations services. Under the terms of the amended agreement, the Company agreed to pay $2,625 per month until such time as the contract is terminated.

(b)

Under the terms of its Participation Agreements and under the terms of its Agreements with its partners in Chinchaga Alberta, the Company must pay approximately net $332,000 in lease renewal fees over the next twelve months.

(c)

On July 6, 2007, the Company entered into a lease agreement commencing September 1, 2007 for office premises for a five-year term expiring August 31, 2012. Annual rent is payable at $181,847 (Cdn$178,386) for the first two years payable in equal consecutive monthly instalments of $15,153 (Cdn$14,865), and $191,172 (Cdn$187,534) for the remaining three years payable in equal consecutive monthly instalments of $15,931 (Cdn$15,628). The Company paid a deposit of $49,690 (Cdn$49,771) which will be applied without interest against the last month’s rent due under the lease. This amount is included in prepaid expenses at March 31, 2008. During the three month period ended March 31, 2008, the Company paid rent expense of $78,914 under this lease, and was reimbursed by three sub-lease tenants for $28,442. Future minimum lease payments over the next five fiscal years are as follows:

2008	179,831
2009	182,892
2010	189,053
2011	189,053
2012	126,024
$866,853

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2008
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the related embedded equity elements of $92,704 was charged to interest expense in 2005. The carrying value of the Convertible Debentures is being accreted to the face value of $8,625,000 at maturity. On June 1, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments with a value of $261,625, and on December 1, 2007, the Company issued 332,886 shares of common stock in lieu of cash interest payments with a value of $262,979. On December 1, 2006, the Company issued 149,466 shares of common stock in lieu of cash interest payments with a value of $263,060. At March 31, 2008, accrued interest of $118,176 (December 31, 2007 - $42,534) is included in accrued liabilities. Interest expense of $150,639 (2007 - $59,372) has been accreted during the three month period ended March 31, 2008 increasing the carrying value of the Convertible Debentures to $5,810,270 (December 31, 2007 - $8,194,254). Interest expense of $Nil (2007 - $289,133) was capitalized to the Ant Hill Unit property during the three month period ended March 31, 2008.

On January 17, 2008, and February 8, 2008 the Company entered into a Note and Warrant Amendment Agreement (“Amendment”) with five of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.50 (86% of the closing bid of the last 5 trading days of 2007), the term of their warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.00, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.50. On February 22, 2008, the Company issued 75,000 shares of common stock upon the exercise of 75,000 warrants at $0.50. The Company issued 4,438,798 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $104,925 upon the conversion of principal of $2,198,383 and accrued interest of $21,016. Additional accrued interest for one of the note holders of $34,450 incurred to the date of conversion has been added to the principal amount. The balance of their Convertible Debentures and related accrued interest outstanding has been adjusted such that it is convertible into shares at a price of $0.65 per share. Pursuant to FAS 84 “Induced Conversions of Convertible Debt” (“FAS 84”) the Company recognized a debt conversion expense of $2,356,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Amendment. The Company also paid a commission of $67,220 for brokerage services.

On March 13, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Second Amendment”) with one of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Second Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.70 (approximately 80% of the closing price of the last 5 trading days ending February 29, 2008), the term of their warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2008
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited

Second Amendment, in which case the exercise price of the warrants shall be $0.70. The Company issued 726,667 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $24,384 upon the conversion of principal of $500,000 and accrued interest of $8,667. Pursuant to FAS 84 the Company recognized a debt conversion expense of $556,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Second Amendment. The Company has also accrued a commission of $15,260 for brokerage services.

8.	Convertible Notes (continued)

Upon the completion of the conversions described above and in Note 11, those notes and warrants held by noteholders who chose not to participate in the amendments were repriced such that the conversion price of their notes has been reduced from $4.32 to $3.86 and the exercise price of their warrants has been reduced from $5.04 to $4.48. The number of potential shares issuable underlying the notes outstanding increases to approximately 5,293,644.

9.	Capital Stock

During the three months ended March 31, 2008, the Company issued the following:

	(a)	On January 16, 2008, the Company issued 2,435,698 shares of common stock upon the conversion of $1,217,849 of principal and interest relating to the convertible debentures referred to in Note 8.

	(b)	On February 7, 2008, the Company issued 2,003,100 shares of common stock upon the conversion of $1,001,550 of principal and interest relating to the convertible debentures referred to in Note 8.

	(c)	On February 19, 2008, the Company issued 75,000 common shares upon the exercise of 75,000 warrants at $0.50 per share for proceeds of $37,500.

	(d)	On March 13, 2008, the Company issued 726,667 shares of common stock upon the conversion of $508,667 of principal and interest relating to the convertible debentures referred to in Note 8.

During the three months ended March 31, 2007, the Company issued the following:

	(e)	On February 6, 2006, the Company issued 57,500 shares of common stock upon the exercise of 57,500 share purchase warrants at $2.00 per share for proceeds of $115,000.

	(f)	On February 17, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for proceeds of $50,000.

(g)

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

	(h)	On March 8, 2006, the Company issued 100,000 shares of common stock upon the exercise of 100,000 stock options at $0.50 per share for proceeds of $50,000.

	(i)	On March 9, 2006, the Company issued 50,000 shares of common stock upon the exercise of 50,000 stock options at $1.00 per share for proceeds of $50,000.

Stock Options

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

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2008
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited

During the three month period ended March 31, 2008, the Company granted stock options to directors, officers, consultants, and employees to acquire up to 992,000 shares of common stock exercisable at $0.60 per share on or before January 22, 2013 pursuant to the Amended 2004 Stock Option Plan. One-third of the options vest on April 30, 2008, one-third vest on August 31, 2008 and the final one-third vest on December 31, 2008. The closing market price of the stock on the grant date was $0.62 per share. The fair value for options granted was estimated at the date of grant to be $353,913 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2.61 years, risk-free rate of 2.10% and expected volatility of 96%. The weighted average fair value of these stock options granted was $0.36 per share. During the three month period ended March 31, 2008, the Company recorded stock-based compensation of $81,719 as management fees, $2,538 as consulting fees and $2,307 as general and administrative expense.

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2008
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited

9.	Capital Stock (continued)

Stock Option Plan (continued)

A summary of the Company’s stock option activity for the three month period ended March 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding, December 31, 2007	2,524,000	$ 1.95	3.16
Granted	992,000	0.60
Outstanding, March 31, 2008	3,516,000	$ 2.18	4.87	$397,600
Exercisable, March 31, 2008	2,490,667	$ 1.98	2.89	$100,000

A summary of the status of the Company’s unvested stock options as of March 31, 2008, and changes during the three month period ended March 31, 2008, is presented below:

		Weighted-
		Average
	Number of	Grant-Date
Unvested options	Shares	Fair Value

Unvested at January 1, 2008	66,667	$ 0.61
Granted	992,000	0.36
Vested	(33,333)	0.61

Unvested at March 31, 2008	1,025,334	$ 0.37

As at March 31, 2008, there was $294,877 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 0.74 years.

Share Purchase Warrants

On January 17, 2008, and February 8, 2008, the Company entered into Note and Warrant Amendment Agreements (“Amendment”) with six of the holders of the convertible debt, whereby the terms of the convertible debt described in Note 8 were amended. Upon their election to participate and pursuant to the Amendment, the term of 219,838 of the noteholders’ warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.00, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.50. On February 22, 2008, the Company issued 75,000 shares of common stock upon the exercise of 75,000 warrants at $0.50.

On March 13, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Second Amendment”) with one of the holders of the convertible debt, whereby the terms of the convertible debt described in Note 8 were amended. Upon their election to participate and pursuant to the Second Amendment, the term of 50,000 of the noteholders’ warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Second Amendment, in which case the exercise price of the warrants shall be $0.70. No warrants were exercised at $0.70.

Upon the completion of the conversions described above, those warrants held by noteholders who chose not to participate in the amendments were repriced such that the exercise price of their warrants has been reduced from $5.04 to $4.48.

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2008
Notes to the Consolidated Financial Statements
(Expressed in United States Dollars)
(Unaudited

9.	Capital Stock (continued)

Share Purchase Warrants (continued)

The following table summarizes the continuity of the Company’s warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2007	16,436,176	$ 4.30
Issued	-	-
Exercised	(75,000)	$ 0.50

Balance, March 31, 2008	16,361,176	$ 4.22

At March 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

364,262	$ 4.48	August 25, 2008
490,838	$ 1.00	August 25, 2009
50,000	$1.10	August 25, 2009
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

10.	Restricted Cash

As at March 31, 2008, restricted cash consists of $114,682 (CAD$112,500) for security for corporate credit cards.

11.	Subsequent Events

On April 2, 2008, the Company entered into a Note and Warrant Amendment Agreements (“Second Amendment”) with two of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Second Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.70, the term of their warrants has been amended to expire on August 25, 2009 and the exercise price of the warrants has been amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Second Amendment, in which case the exercise price of the warrants shall be $0.70. The Company issued 836,786 shares of common stock, and will recognize interest expense equal to the unamortized balance of the related embedded equity elements of $14,313 upon the conversion of principal of $562,500 and accrued interest of $23,250. Pursuant to FAS 84 the Company will recognize a debt conversion expense of $663,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Second Amendment. The Company also paid a commission of $17,572 for brokerage services.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

     We are an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. We also are engaged in a development drilling program for natural gas in the State of Colorado. Management of our company has and continues to review other potential petroleum and natural gas projects which may meet our exploration criteria.

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

     Effective March 29, 2007, we entered into a Farm Out Agreement with Midland Texas based Fasken Nevada - 1, LLC and Fasken Oil and Ranch LP, privately held companies (the “Partner”) for the drilling of the Noah prospect as defined in the Amendment to the Participation Agreement with Cedar Strat. The Partner will pay 2/3rds of the cost to drill, test and complete the first well in the first Prospect Block and Eden will pay 1/3rd. The Partner acts as operator. Upon drilling and completing the first well in Prospect Area 1 the Partner will be assigned a 50% interest in Eden’s leases in Prospect Area 1 as provided for in the Amendment to the Participation Agreement with Cedar Strat.

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

     The first well under the Agreement, the Noah Federal #1 was staked and was expected to be drilled to a total depth of between 7,000 and 9,000 feet, for an estimated cost of $4,000,000 of which we would pay 1/3rd. On July 9, 2007, we reported the Partner received approval on the required Federal and State permits to drill the well. On July 10, 2007, the Partner advised us that they received approval from the BLM in Ely for the gravel pit(s) for commencement of road and location construction. On October 4, 2007, we reported that on the advice of our Partner/operator due to the onset of winter conditions, the spudding of the Noah Federal No. 1 well was rescheduled to Spring 2008.

     On March 4, 2008, we reported our joint venture partner in the Noah Prospect in White Pine County, Nevada, advised the Company that they had signed a drilling agreement with Badger Drilling Company’s Rig No. 1 based out of Roosevelt, Utah. On March 26, 2008 we reported the spudding of the Noah Federal #1 well. On April 28, 2008 we reported the Noah Federal #1 well had been plugged and abandoned after reaching a total depth of 7,080 feet. The well encountered its targeted formation, the sub-thrust Devonian Simonson dolomite, at a depth of 5,058 feet. Based on log analysis and the lack of oil or gas shows while drilling, the well did not warrant further testing.

     In total, there are approximately 190,000 acres in the Noah project with numerous structural leads to potentially explore. We are incorporating the results of this first well into our overall geological model of the area before making a decision on how to proceed further.

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

     Pursuant to the Joint Participation Agreement with Cedar Strat, election and subsequent commencement of a drilling program was to occur within 24 months of our assessing the viability of the prospect, unless said assessment was delayed due to factors beyond our control, in which case the election was to be extended for such period of time as the parties may agree, acting reasonably. In recognizing the drilling of the Noah Federal #1 well was rescheduled for Spring 2008 and evaluation of these results was required in order to assess the viability of the prospect, we have been negotiating with Cedar Strat for an extension prior to proceeding further with exploration plans.

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

     In 2007 the Alberta government changed their oil and gas royalty assessment rates, and then subsequently announced they are reviewing some aspects of the changes. Due to the uncertainty and implications of these changes, the Company and its partners have agreed to defer exploration decisions until such time as the matter is clarified.

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

     We also reported that workover operations on the LF 17-21 well began on October 9, 2007. The plan called for the lowermost perforations of the well to be tested for water production and isolated from the remainder of the Cameo and Williams Fork section, following which the well was placed back on production and the completion rig moved to the LF 17-42. The recompletion program for the LF 17-42 consisted of new perforations and fracture treatments over previously bypassed zones in the Williams Fork as well as re-perforations over zones in the Cameo, which we believed, had additional potential. Once completed it was placed back in production. On December 31, 2007 we reported on the progress of these wells and subsequently again on March 31, 2008 as follows:

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

     On April 28, 2008 we reported our first four White River Dome wells are tied-in and producing approximately 1.9 MMcfd net to Eden’s working interest. We also reported we have commissioned an independent reserve report and they are awaiting pricing information from the unit operator in order to finalize. We anticipate being able to provide the report within the next 30 days.

Cash Requirements

     For the next 12 months we expect to continue to evaluate our lease positions in eastern Nevada. We expect to continue to participate in our Alberta projects as our 50% and 10% joint venture exploration agreements provide for. We plan to continue with our development-drilling program in Colorado. Additionally, we expect to continue to review other potential projects, which may meet our exploration criteria.

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

     Our portfolio of exploration projects includes the Noah and Cherry Creek projects in the USA, and the Chinchaga project in Alberta. On April 28, 2008 we reported plugging and abandoning our first well on the Noah Project, and in conjunction with our Partner, are evaluating these results prior to budgeting further exploration funds in Nevada. In light of the uncertainty surrounding the new Alberta Government Royalty program, our Alberta projects are temporarily suspended. We are reviewing other potential projects and have budgeted approximately $4,000,000 in exploration funding should we decide to proceed in this manner.

     Due to seasonal access limitations and other considerations in the Ant Hill Unit we are revising the development well drilling schedule over the next 12 month period to align with proposed changes to the commitment obligations in the area for 2008. We are budgeting for three additional wells over the drilling season of May 1, 2008 to December 1, 2008 of which the cost of these three wells is included in the table of estimated expenditures for the next 12 month period. The total estimated cost of development in the Ant Hill Unit over the next 12 month period is approximately $6,150,000 including engineering reports and well permitting costs. We estimate based on current interpretations of well projections that these three new wells combined with production from our four existing wells will provide approximately $4,000,000 in net cash for the period and approximately 4.5 Bcf of residual gross reserves, exclusive of earned proved undeveloped locations. As at March 31, 2008, we had received or accrued approximately $501,175 gross from gas and liquid sales from the first four wells.

     Combined, we have budgeted approximately $10,200,000 over the next 12 month period for exploration and drilling programs. As it relates to our Colorado development-drilling program, our planned expenditures are expected to be linked to securing industry reserve based financing.

     Our net cash provided by financing activities during the three months ended March 31, 2008 was $37,500. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to March 31, 2008 was $38,344,370.

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

      On March 13, 2008, we entered into a Note and Warrant Amendment Agreement with one of the holders of the Notes whereby the terms of the 6% convertible debt due August 25, 2008 was amended. Upon their election to participate and pursuant to the Amendment, the conversion price for the notes upon 100% conversion was amended to $0.70 (approximately 80% of the closing price of the last 5 trading days ending February 29, 2008), the term of their warrants was amended to expire on August 25, 2009 and the exercise price of the warrants was amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.70. We issued 726,667 shares of common stock upon the conversion of principal and interest in the amount of $508,667, and we paid a commission of $15,260 for brokerage services.

     On April 2, 2008, we entered into a Note and Warrant Amendment Agreement with two of the Note and Warrant holders (accredited investors), whereby we amended the terms of the 6% Convertible Promissory Notes due August 25, 2008. In regards to the Notes and Warrants held by these investors, pursuant to the Note and Warrant Amendment Agreement, the Conversion Price for the Notes has been amended to $0.70, the term of their Warrants has been amended to expire on August 25, 2009 and the exercise price of the Warrants has been amended to $1.10, unless the Warrants are exercised within 30 business days of the closing date of the Note and Warrant Amendment Agreement dated April 2, 2008, in which case the exercise of the Warrants shall be $0.70. Finally, the definition of “Registrable Securities” in the Registration Rights Agreement has been amended to mean the shares of common stock issuable upon the exercise of the Warrants. We issued 836,786 shares of our common stock to these two accredited investors upon conversion of the Convertible Notes referred to above. The aggregate amount of principal and interest converted by the investors was $585,750. We paid a cash commission of 3% of the gross proceeds for brokerage services in the transaction.

     The Conversion Price of Notes and the Exercise Price of Warrants held by Noteholders who elected not to participate in the Amendment conversion are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the conversion of Notes pursuant to the Amendments as described above, the Conversion Price of these Notes has been reduced from $4.32 to $3.86 and the Exercise Price of these Warrants has been reduced from $5.04 to $4.48 The number of potential shares issuable underlying the Notes outstanding increases to approximately 5,293,644.

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

     Over the next twelve months we intend to use our available funds to expand on the exploration and development of projects and continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

	$
General, Administrative and Corporate Expenses		1,550,000
Projects Land Rental Expense – Nevada, Colorado, Alberta		332,000
Exploration/Drilling Programs – Ant Hill and Other		10,200,000
Working Capital		4,000,000
Total		16,082,000

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

     Our business plan is focused on a strategy for maximizing the long-term exploration and development of our oil and gas leases in the USA and Canada and other jurisdictions that may be entered. The execution of our business plan has largely focused on acquiring prospective oil and gas leases and with early stage exploration, drilling, and evaluation of acquired data. We continue to evaluate these results and plan for further exploration, while simultaneously reviewing other potential projects, which meet our exploration criteria. Effective September 1, 2006 we are engaged in natural gas development drilling in Colorado.

Purchase of Significant Equipment

     We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2009 other than office computers, furnishings, and communication equipment as required.

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

Oil and Gas Properties

     We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2008, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of March 31, 2008, our Alberta and Nevada (less Block 1 Noah) oil and gas properties were unproved and were excluded from depletion. At March 31, 2008, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported.

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

Results of Operations – Three Months Ended March 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2008 which are included herein.

Our operating results for the three months ended March 31, 2008, for the three months ended March 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007	Change Between Three Month Period Ended March 31, 2008 and March 31, 2007
Revenue	$438,921	$	Nil	$438,921
Debt conversion expense	2,912,000		Nil	2,912,000
General and administrative	218,361		134,867	83,494
Interest expense	502,203		Nil	502,203
Management fees	225,517		270,690	(45,173)
Oil and gas operating expenses	284,670		Nil	284,670
Professional Fees	114,334		34,167	80,167
Net loss	4,062,148		275,498	3,786,650

     As at March 31, 2008, we had $6,166,471 in current liabilities. Our net cash used in operating activities for the three months ended March 31, 2008 was $219,788 compared to $253,914 used in the three months ended March 31, 2007. Our accumulated losses increased to $17,490,911 as of March 31, 2008. Our financial statements report a net loss of $4,062,148 for the three month period ended March 31, 2008 compared to a net loss of $275,498 for the three month period ended March 31, 2007. Our losses have increased primarily as a result of an increase in the non-cash debt conversion expense relating to the conversions of the Company’s convertible debt of $2,912,000 for the three months ended March 31, 2008 as compared to $nil for the three months ended March 31, 2007. The Company also recognized depletion of its capitalized oil and gas expenditures of $349,839 during the three months ended March 31, 2008, compared to $nil for the three months ended March 31, 2007. The depletion rate for the three months ended March 31, 2008 was $2.41/MCFe.

     Our total liabilities as of March 31, 2008 were $6,281,476 as compared to total liabilities of $7,943,391 as of March 31, 2007. The decrease was due to the increase in accounts payable and accrued liabilities (from $233,727 as at March 31, 2007 to $356,201 as at March 31, 2008) offset by a decrease in our outstanding Convertible Notes from $7,709,664 as at March 31, 2007 to $5,810,270 as at March 31, 2008.

     During the three month period ended March 31, 2008 we spent $5,293,378 on exploration and acquisition of our oil and gas properties as compared to $212,294 spent during the three month period ended March 31, 2007. Of this amount $23,910 was attributable to acquisition costs (2007 - $212,294), and $5,269,468 (2007 - $nil) was attributable to exploration costs.

Liquidity and Financial Condition

Working Capital
	At	At
	March 31,	December 31,
	2008	2007
Current assets	$14,571,630	$20,113,564
Current liabilities	6,166,471	2,440,031
Working capital	$8,405,159	$17,673,533

Cash Flows
	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows used in operating activities	$219,788	$253,914
Cash flows used in investing activities	5,358,379	20,274
Cash flows provided by financing activities	37,500	Nil
Net increase (decrease) in cash during period	$(5,540,677)	$(294,693)

Operating Activities

Net cash used in operating activities was $219,788 in the three months ended March 31, 2008 compared with net cash used in operating activities of $253,914 in the same period in 2007.

Investing Activities

Net cash used in investing activities was $5,358,379 in the three months ended March 31, 2008 compared to net cash provided by investing activities of $20,274 in the same period in 2007. The increase of $5,338,105 in investing activities is mainly attributable to oil and gas property acquisition and exploration.

Financing Activities

Net cash provided by financing activities was $37,500 in the three months ended March 31, 2008 compared to $Nil in the same period in 2007, an increase of $37,500. This is attributable to sales of our common stock.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of March 31, 2008:

Payment Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations:	-	-	-	-	-
♦ Long Term Debt	-	-	-	-	-
♦ Capital Lease Obligations	-	-	-	-	-
♦ Operating Leases	$866,853	$179,831.00	$560,998.00	$126,024.00	-
♦ Purchase Obligations	-	-	-	-	-
Total Contractual Obligations:	$866,853	$179,831.00	$560,998.00	$126,024.00	-

     [♦ Provide any footnote disclosure for the above table to better explain any of the obligations if necessary.]

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Item 4.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2008, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended). In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of March 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with the Audit Committee of our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $4,062,148 for the three month period ending March 31, 2008, and cumulative losses of $17,490,911 to March 31, 2008. As of March 31, 2008 we had working capital of $8,405,159 as a result of recent financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to March 31, 2008, we have incurred aggregate losses of approximately $17,490,911. Our loss from operations for the three-month period ended March 31, 2008 was $4,062,148. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our services, the size of customers’ purchases, the demand for our services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are largely engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our Nevada and Alberta properties are in the exploration stage only and are without known reserves of oil and gas. Only our Colorado properties have commenced production. Accordingly, we have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated significant revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

As our Nevada and Alberta properties are in the exploration and development stage there can be no assurance that we will establish commercial discoveries on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our Nevada and Alberta properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on these properties.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)

(10)	Material Contracts

10.1	Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

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

10.11	Form of Subscription Agreement entered into with the following individuals (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2006):

Keith Reid	Keats Investments Ltd.	Nite Capital LP
John Pevedoros	Absolute East West Fund	George S. Palfi
Stephen Hanson	Alpine Atlantic Asset Mgt., Ltd.	Parker Communication Corp.
Paul King	La Roche & Co. Banquiers	Carolyn Townshend
Jason McCarroll	Norene Brown	862002 Alberta Ltd.
Arbutus Gardens Apartments	Credit Suisse Securities (USA)	Olivier Turrettini
Corp.	LLC	Veronique Rochette
Epsilon Management Ltd.	Stanley Case	RMB International (Dublin)
Conrad Weiss	Chartwell Investment Services	Ltd.
Yingchun Ye	S.A.	SDS Capital Group SPC, Ltd.
Maria Pedrosa	Donna Chudnow	Shalimar Business
Sara Relling	Clearwaters Management Ltd.	Synergy Resource Fund UBS
Bantry Bay Properties Inc.	Cranshire Capital, LP	Zurich
Barb Turner	Swell Capital Limited	UBS AG
C-Quest Holdings Ltd.	Crescent International Ltd.	Rupert Edward Williams
Avtar Dhillon	Double U Master Fund Ltd.	Christian Weyer
Hao Tang	Andrea Egger	Winsome Capital Inc.
Neil Maedel	Epson Investment Services NV	Banque Vontobel Geneve, SA
Donald Rippon	Evergreen Investment	Iroquois Master Fund Ltd.
Peter Ross	Corporation	Wilma E. Bonnell
John Martin	GLG European Opportunity Fund	Pierce Diversified Strategy
Gregg Layton	General Research GmbH	Master Fund LLC
Dolwar Invest & Trade Corp.	Ralph Hogg	Enable Opportunity Partners LP
Barry Maedel	HSBC Guyerzeller Bank AG	Enable Growth Partners LP
John Tognetti	Kaupthing Bank Luxembourg	Kimberly Lloyd
Clarion Finanz AG	Lombard Odier Darier Hentsch	Paul Mitchell
Moen Holdings Inc.
Luce Lapointe

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

10.31	Form of Note and Warrant Amendment Agreement dated April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(21)	Subsidiaries

21.1	List of Subsidiaries

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

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
May 13, 2008

By: /s/ Drew Bonnell
Drew Bonnell, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
May 13, 2008