Form 10-Q
period 2008-06-30
EDEN ENERGY CORP
filed 2008-08-14
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,170,242 common shares issued and outstanding as of July 28, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended June 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in United States dollars)

June 30, 2008

(Unaudited)

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$13,985,724	$19,617,518
Accounts receivable	515,827	271,068
Prepaid expenses	87,123	97,654
Deferred financing costs	31,822	127,324
Total Current Assets	14,620,496	20,113,564
Oil and gas properties (Note 4)	12,761,104	19,397,375
Restricted cash (Note 10)	114,682	114,682
Property and equipment, net of depreciation	170,390	113,595
Total Assets	$27,666,672	$39,739,216

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$152,913	$2,440,031
Convertible notes, less unamortized discount of $62,323 (Note 8)	5,336,247	-
Total Current Liabilities	5,489,160	2,440,031
Asset retirement obligations (Note 5)	116,725	113,262
Convertible notes, less unamortized discount of $nil (2007 - $430,776) (Note 8)	-	8,194,254
Total Liabilities	5,605,885	10,747,547
Contingencies and Commitments (Notes 2, 4, and 7)
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	-	-
Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
49,170,242 (December 31, 2007 – 42,763,326) shares issued and outstanding	49,170	42,763
Additional paid-in capital	50,158,190	42,897,632
Accumulated other comprehensive income	35,211	35,176
Deficit accumulated prior to the exploration stage	(555,139)	(555,139)
Deficit accumulated during the exploration stage	(27,624,645)	(13,428,763)
Total Stockholders’ Equity	22,060,787	28,991,669
Total Liabilities and Stockholders’ Equity	$27,666,672	$39,739,216

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					January 1, 2004
					(Date of Inception of
	Three Months	Three Months	Six Months	Six Months	Exploration Stage)
	Ended	Ended	Ended	Ended	To
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenue
Oil and gas	$1,002,138	$57,202	$1,459,804	$57,202	$1,524,796

Expenses

Consulting
- cash-based	-	-	-	-	635,030
- stock-based compensation	3,347	36,955	5,885	73,910	766,737
Debt conversion expense	646,000	-	3,605,000	-	3,605,000
Depletion, depreciation and
amortization	317,770	56,818	727,615	108,320	1,197,360
General and administrative
- cash-based	205,236	68,453	421,290	197,262	2,196,080
- stock-based compensation	3,043	6,058	5,350	12,116	29,582
Impairment loss on oil and gas
properties	9,220,802	-	9,220,802	-	11,492,964
Interest expense	156,356	137,587	658,559	137,587	6,620,809
Management fees
- cash-based	142,485	115,500	286,283	231,000	1,324,311
- stock-based compensation	99,674	158,390	181,393	313,580	2,249,185
Oil and gas operating expenses	247,502	12,330	532,172	12,330	576,306
Production taxes	45,427	634	64,172	634	66,910
Professional fees	25,821	45,458	140,155	79,625	853,001

Operating expenses	11,113,463	638,183	15,848,676	1,166,364	31,613,275

Loss before other items	(10,111,325)	(580,981)	(14,388,872)	(1,109,162)	(30,088,479)

Other items

(Loss) gain on foreign exchange	(990)	-	(5,187)	-	120,099
Loss on disposal of equipment	-	-	-	-	(1,544)
Interest income	23,581	246,715	196,177	499,398	2,343,279

Net loss	(10,088,734)	(334,266)	(14,197,882)	(609,764)	(27,626,645)

Other comprehensive (loss) income

Foreign currency translation
adjustment	44	(8,445)	35	(28,950)	35,211

Comprehensive loss	$(10,088,690)	$(342,711)	$(14,197,847)	$(638,714)	$(27,591,434)

Basic and diluted loss per share	$(0.21)	$(0.01)	$(0.30)	$(0.02)

Weighted average number of common
shares outstanding	48,924,000	42,265,000	47,518,000	42,227,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			January 1,
			2004
			(Date of
			Inception of
	Six Months	Six Months	Exploration
	Ended	Ended	Stage) To
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(14,197,882)	$(609,764)	$(27,626,645)

Non-cash items:

Impairment of oil and gas properties	9,220,802	-	11,492,964
Interest expense relating to accretion of convertible debt	368,423	-	5,164,922
Interest expense paid by issue of common stock	170,956	261,625	1,249,841
Depletion, depreciation and amortization	727,615	108,320	1,197,360
Loss on disposal of equipment	-	-	1,544
Stock-based compensation	192,628	399,606	3,281,785
Debt conversion expense	3,605,000	-	3,605,000

Changes in non-cash operating assets and liabilities:

Accounts receivable	(244,759)	(32,595)	(290,058)
Prepaid expenses and other	10,531	(15,091)	(87,123)
Accounts payable and accrued liabilities	14,197	(309,605)	148,380

	(132,489)	(197,504)	(1,862,030)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	-	-	(475)
Restricted cash	-	(4,694)	(114,682)
Proceeds from sale of oil and gas interest	-	200,000	-
Purchase of property and equipment	(78,777)	(14,298)	(217,738)
Oil and gas property acquisition and exploration, net	(5,458,064)	(685,791)	(22,198,933)

	(5,536,841)	(504,783)	(22,531,828)

Financing Activities:
Issuance of common stock, net of issuance costs	37,500	-	29,842,370
Proceeds from convertible notes	-	-	8,502,000

	37,500	-	38,344,370

Effect of exchange rate changes on cash	36	(28,950)	35,212

(Decrease) increase in cash and cash equivalents	(5,631,794)	(731,237)	13,985,724

Cash and cash equivalents, beginning	19,617,518	23,438,355	-

Cash and cash equivalents, ending	$13,985,724	$22,707,118	$13,985,724

Non-cash financing and investing activities:
Interest capitalized to oil and gas properties	$-	$446,002	$1,257,104
Issue of common stock for interest expense	$170,956	$261,625	$1,774,444
Issue of common shares for oil and gas properties	$-	$-	$450,000
Issue of convertible debenture, net of discount	$-	$-	$400,000
Debt assumed by previous management	$-	$-	$19,846

Supplementary disclosure:
Interest paid	$-	$322	$1,505
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2008
Notes to the Consolidated Financial Statements
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

The Company is involved in oil and gas exploration, development and production activities in Alberta, Canada, and Colorado and Nevada, USA.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $27,624,645 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

3.	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

3.	Recently Issued Accounting Pronouncements (continued)

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

4.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	June 30, 2008			December 31, 2007
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	-	1,512,850	1,512,850	-	-	-
Exploration costs	-	13,663,563	13,663,563	-	-	-
Less:
Accumulated depletion	-	(606,668)	(606,668)	-	-	-
Accumulated impairment costs	-	(2,449,860)	(2,449,860)	-	-	-
	-	12,119,885	12,119,885	-	-	-
Unproven Properties
Acquisition costs	62,571	3,073,211	3,135,782	62,571	4,544,557	4,607,128
Exploration costs	2,040,889	4,507,652	6,548,541	2,034,917	15,027,492	17,062,409
Less:
Accumulated impairment costs	(1,462,241)	(7,580,863)	(9,043,104)	(1,462,241)	(809,921)	(2,272,162)
	641,219	-	641,219	635,247	18,762,128	19,397,375
Net Carrying Value	641,219	12,119,885	12,761,104	635,247	18,762,128	19,397,375

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the six month period ended June 30, 2008 of $606,668 (2007 - $nil) was recorded in the U.S. cost center and $nil (2007 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment costs – Proven Properties

(a)	During the six month period ended June 30, 2008, the Company’s proven property costs in Nevada (Noah Project) were considered impaired resulting in a $2,449,860 non-cash impairment loss.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

4.	Oil and Gas Properties (continued)

Impairment costs – Unproven Properties

	(c)	During the six month period ended June 30, 2008, the Company’s unproven property costs in Nevada (Noah Project) were considered impaired resulting in a $5,894,747 non-cash impairment loss.

	(d)	During the six month period ended June 30, 2008, the Company’s unproven property costs in Nevada (Cherry Creek Project) were considered impaired resulting in a $876,195 non-cash impairment loss.

The Company’s unproven acquisition and exploration costs were incurred in the following geographic areas:

	June 30,	December 31,
	2008	2007
	$	$
Chinchaga Project, Alberta	641,219	635,247
Canada	641,219	635,247
Noah Project, Nevada	-	6,239,372
Cherry Creek Project, Nevada	-	852,286
Ant Hill Unit Drilling and Development Project, Colorado	-	11,670,470
United States	-	18,762,128
Total unproven acquisition and exploration costs	641,219	19,397,375

5.	Asset Retirement Obligations

A reconciliation between the opening and closing asset retirement obligations balance is provided below:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2008	2007
	$	$

Beginning asset retirement obligations	113,262	-
Liabilities incurred	-	113,016
Deletions related to property disposals	-	-
Accretion	3,463	246

Total asset retirement obligations	116,725	113,262

6.	Related Party Transactions

(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, December 21, 2006, and January 1, 2008, with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of Cdn$20,392 per month. During the six month period ended June 30, 2008, management fees of $122,978 (2007 - $99,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006 December 21, 2006, and January 1, 2008 with a director and officer of the Company. Under the terms of the agreement, the Company agreed to pay Cdn$13,594 per month. During the six month period ended June 30, 2008, management fees of $81,981 (2007 - $66,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006, and January 1, 2008 with a private company wholly-owned by an officer of the Company. Effective January 1, 2008, the officer changed his status to an employee of the Company, and under the terms of the agreement, the Company agreed to pay $12,587 per month. During the six month period ended June 30, 2008, management fees of $81,323 (2007 – $66,000) were incurred.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

6.	Related Party Transactions (continued)

(d)

During the six month period ended June 30, 2008, the Company recorded stock-based compensation as follows: $165,199 (2007 - $313,580) as management fees to officers and directors and $nil (2007 - $60,581) as consulting fees to a director.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

7.	Commitments

(a)

Under the terms of its Agreements with its partners in Chinchaga, Alberta, the Company must pay approximately net $8,000 in lease renewal fees over the next twelve months. Under the terms of its Participation Agreements in Nevada, the Company must pay approximately net $77,000 in lease renewal fees over the next twelve months.

(b)

The Company entered into a contract to fund $8,000,000 in drilling and completion costs related to four additional wells in the White River Dome, Ant Hill Project in Colorado. The contract provides for an early termination penalty of $320,000.

(c)

On July 6, 2007, the Company entered into a lease agreement commencing September 1, 2007 for office premises for a five-year term expiring August 31, 2012. Annual rent, net of operating costs, is payable at $176,602 (Cdn$178,386) for the first two years payable in equal consecutive monthly instalments of $14,716 (Cdn$14,865), and $185,659 (Cdn$187,534) for the remaining three years payable in equal consecutive monthly instalments of $15,472 (Cdn$15,628). The Company paid a deposit of $49,273 (Cdn$49,771) which will be applied without interest against the last month’s rent due under the lease. This amount is included in prepaid expenses at June 30, 2008. The Company entered into a month to month lease agreement in Colorado for annual rent of $48,000. During the six month period ended June 30, 2008, the Company paid rent expense and operating costs of $159,877 under these leases, and was reimbursed by sub-lease tenants for $60,277. Future minimum lease payments over the next five fiscal years are as follows:

2008	$179,831
2009	182,892
2010	189,053
2011	189,053
2012	126,024

$866,853

8.	Convertible Notes

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid-in capital. The Company will record further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the related embedded equity elements of $92,704 was charged to interest expense in 2005. On June 2, 2008, the Company issued 329,665 shares of common stock in lieu of cash interest payments with a value of $118,020.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

8.	Convertible Notes (continued)

On June 1, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments with a value of $261,625, and on December 1, 2007, the Company issued 332,886 shares of common stock in lieu of cash interest payments with a value of $262,979. On December 1, 2006, the Company issued 149,466 shares of common stock in lieu of cash interest payments with a value of $263,060. At June 30, 2008, accrued interest of $26,993 (December 31, 2007 - $42,534) is included in accrued liabilities. Interest expense of $368,423 (2007 - $323,060) has been accreted during the six month period ended June 30, 2008 increasing the carrying value of the Convertible Debentures to $5,336,247 (December 31, 2007 - $8,194,254). Interest expense of $Nil (six months ended June 30, 2007 - $446,002) was capitalized to the Ant Hill Unit property during the six month period ended June 30, 2008.

On January 17, 2008, and February 8, 2008 the Company entered into a Note and Warrant Amendment Agreement (“Amendment”) with five of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.50 (86% of the closing bid of the last 5 trading days of 2007), the term of their warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.00, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.50. On February 22, 2008, the Company issued 75,000 shares of common stock upon the exercise of 75,000 warrants at $0.50. The Company issued 4,438,798 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $104,925 upon the conversion of principal of $2,198,383 and accrued interest of $21,016. Additional accrued interest for one of the note holders of $34,450 incurred to the date of conversion has been added to the principal amount. The balance of their Convertible Debentures and related accrued interest outstanding has been adjusted such that it is convertible into shares at a price of $0.65 per share. Pursuant to FAS 84 “Induced Conversions of Convertible Debt” (“FAS 84”) the Company recognized a debt conversion expense of $2,403,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Amendment. The Company also paid a commission of $67,220 for brokerage services.

On March 13, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Second Amendment”) with one of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Second Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.70 (approximately 80% of the closing price of the last 5 trading days ending February 29, 2008), the term of their warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Second Amendment, in which case the exercise price of the warrants shall be $0.70. The Company issued 726,667 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $24,384 upon the conversion of principal of $500,000 and accrued interest of $8,667. Pursuant to FAS 84 the Company recognized a debt conversion expense of $556,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Second Amendment. The Company also paid a commission of $15,260 for brokerage services.

On April 2, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Third Amendment”) with two of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Third Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.70 (approximately 80% of the closing price of the last 5 trading days ending February 29, 2008), the term of their warrants has been amended to expire on August 25, 2009 and the exercise price of the warrants has been amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Third Amendment, in which case the exercise price of the warrants shall be $0.70. The Company issued 836,786 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $14,313 upon the conversion of principal of $562,500 and accrued interest of $23,250. Pursuant to FAS 84 the Company recognized an expense of $646,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Third Amendment. The Company also paid a commission of $17,694 for brokerage services.

Upon the completion of the conversions described above, those notes and warrants held by noteholders who chose not to participate in the amendments were repriced such that the conversion price of their notes has been reduced from $4.32 to $3.86 and the exercise price of their warrants has been reduced from $5.04 to $4.48. The number of potential shares issuable underlying the notes outstanding increases to approximately 5,293,644.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

9.	Capital Stock

During the six months ended June 30, 2008, the Company issued the following:

	(a)	On January 16, 2008, the Company issued 2,435,698 shares of common stock upon the conversion of $1,217,849 of principal and interest relating to the convertible debentures referred to in Note 8.

	(b)	On February 7, 2008, the Company issued 2,003,100 shares of common stock upon the conversion of $1,001,550 of principal and interest relating to the convertible debentures referred to in Note 8.

	(c)	On February 19, 2008, the Company issued 75,000 common shares upon the exercise of 75,000 warrants at $0.50 per share for proceeds of $37,500.

	(d)	On March 13, 2008, the Company issued 726,667 shares of common stock upon the conversion of $508,667 of principal and interest relating to the convertible debentures referred to in Note 8.

	(e)	On April 2, 2008, the Company issued 836,786 shares of common stock upon the conversion of $585,750 of principal and interest relating to the convertible debentures referred to in Note 8.

	(f)	On June 2, 2008, the Company issued 329,665 shares of common stock in settlement of accrued interest on convertible debentures of $118,020.

During the six months ended June 30, 2007, the Company issued the following:

(g)	On June 1, 2007, the Company issued 242,245 shares of common stock in settlement of accrued interest on convertible debentures of $261,625.

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

9.	Capital Stock (continued)

Stock Options (continued)

During the six month period ended June 30, 2008, the Company granted stock options to directors, officers, consultants, and employees to acquire up to 992,000 shares of common stock exercisable at $0.60 per share on or before January 22, 2013 pursuant to the Amended 2004 Stock Option Plan. One-third of the options vest on April 30, 2008, one-third vest on August 31, 2008 and the final one-third vest on December 31, 2008. The closing market price of the stock on the grant date was $0.62 per share. The fair value for options granted was estimated at the date of grant to be $353,913 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2.61 years, risk-free rate of 2.10% and expected volatility of 96%. The weighted average fair value of these stock options granted was $0.36 per share. During the six month period ended June 30, 2008, the Company recorded stock-based compensation of $181,393 as management fees, $5,885 as consulting fees and $5,350 as payroll expense.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

9.	Capital Stock (continued)

A summary of the Company’s stock option activity for the six month period ended June 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding, December 31, 2007	2,524,000	$1.95	3.16
Granted	992,000	0.60
Outstanding, June 30, 2008	3,516,000	$1.57	3.20	$-
Exercisable, June 30, 2008	2,854,667	$1.79	2.88	$-

A summary of the status of the Company’s unvested stock options as of June 30, 2008, and changes during the six month period ended June 30, 2008, is presented below:

		Weighted-Average
		Grant-Date
Unvested options	Number of Shares	Fair Value

Unvested at January 1, 2008	66,667	$0.61
Granted	992,000	0.36
Vested	(397,334)	0.40

Unvested at June 30, 2008	661,333	$0.36

As at June 30, 2008, there was $188,823 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 0.50 years.

Share Purchase Warrants

On January 17, 2008, and February 8, 2008, the Company entered into a Note and Warrant Amendment Agreements (“Amendment”) with six of the holders of the convertible debt, whereby the terms of the convertible debt described in Note 8 were amended. Upon their election to participate and pursuant to the Amendment, the term of 219,838 of the noteholders’ warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.00, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.50. On February 22, 2008, the Company issued 75,000 shares of common stock upon the exercise of 75,000 warrants at $0.50.

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

On April 2, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Third Amendment”) with two of the holders of the convertible debt, whereby the terms of the convertible debt described in Note 8 were amended. Upon their election to participate and pursuant to the Third Amendment, the term of 56,250 of the noteholders’ warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Third Amendment, in which case the exercise price of the warrants shall be $0.70. No warrants were exercised at $0.70.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

9.	Capital Stock (continued)

Share Purchase Warrants (continued)

Upon the completion of the conversions described above, those warrants held by noteholders who chose not to participate in the amendments were repriced such that the exercise price of their warrants has been reduced from $5.04 to $4.48.

The following table summarizes the continuity of the Company’s warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2007	16,436,176	$4.30
Issued	-	-
Exercised	(75,000)	$0.50

Balance, June 30, 2008	16,361,176	$4.14

At June 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

235,412	$4.48	August 25, 2008
72,600	$4.48	August 28, 2008
490,838	$1.00	August 25, 2009
106,250	$1.10	August 25, 2009
7,728,038	$3.25	February 16, 2009
7,728,038	$5.25	February 16, 2009

10.	Restricted Cash

As at June 30, 2008, restricted cash consists of $114,682 (CAD$112,500) for security for corporate credit cards.

11.	Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

Overview

     To date we have been an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. As reported on July 28, 2008 the White River Dome, Ant Hill project in Colorado has become our primary focus due to our belief it represents the combination of good commercial returns while providing a large number of low risk development locations.

     Over the past year Eden has grown its natural gas and oil production substantially and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Colorado. With the addition of two (2) new wells and workover completed on two (2) earlier wells, net production from continuing operations for the quarter ended June 30, 2008 increased to approximately 78,000 Mcfe as compared to approximately 7,000 Mcfe for the same quarter in 2007.

     Our objective is to increase stockholder value by pursuing a strategy of economically growing reserves and production through the development of our existing Colorado property. Additionally management plans to continue to review other potential exploration projects which may be presented to them from time to time.

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

Our Current Business

     Eden Energy Corp. is primarily focused and engaged in development drilling of the White River Dome, Ant Hill Unit Project in Colorado. We expect to continue to monitor our exploration projects pursuant to our participation agreements with our partners.

White River Dome, Ant Hill Unit Drilling and Development Project – Colorado

     The White River Dome, Ant Hill Project is a development drilling program located in the Piceance Basin of western Colorado. Effective September 1, 2006, through our wholly owned subsidiary Eden Energy Colorado LLC, we entered into a farm-in agreement with Starlight Oil and Gas LLC and Starlight Corporation under which Eden and Starlight would undertake development drilling on the eastern flank of the White River Dome field located in T2N-R96&97W, Rio Blanco County, Colorado. Under the terms of the agreement, Eden has paid Starlight a prospect fee of $900,000. Starlight will participate for a 10% working interest and Eden will have a 75% working interest in the prospective lands. Starlight will retain a 7.5% gross overriding royalty on the lands.

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

     The White River Dome, Ant Hill Unit is a 20,000 acre federal exploratory unit currently operated by EnCana Oil and Gas (USA). Under a Drilling and Development Agreement executed between Starlight (a private Colorado company) and EnCana on May 5, 2006, and which Eden, effective August 31, 2007, became sole participant through Starlight’s assignment as detailed above, Eden has agreed to drill a minimum of four additional wells in areas outside of the current Participating Areas (PA’s) commencing in the fall of 2006. The wells will be drilled on 160 acre drilling blocks typically encompassing standard governmental quarter sections. By drilling and completing these wells, the existing federal exploratory unit will remain in effect for several more years. Eden will carry EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden will also earn a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160 acre drilling block.

     After the initial four locations are drilled, Eden may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing, which would provide for another 68 drilling locations.

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

     In December 2006, we announced the tie-in of these first two wells and that they had good sand and coal thicknesses in the order of other proven wells in the field. These first two wells were completed using modern frac techniques designed to increase fracture half lengths from less than 100 feet traditionally to greater than 300 feet. The Love Federal 17-21 has experienced high water production rates, which has naturally restricted the flow of gas. The Love Federal 17- 42 was completed in the Cameo coal section only and despite our subsequent scaling treatment procedure is currently not producing. Both wells have subsequently been recompleted as detailed following.

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

     We also reported that workover operations on the LF 17-21 well began on October 9, 2007. The plan called for the lowermost perforations of the well to be tested for water production and isolated from the remainder of the Cameo and Williams Fork section, following which the well was placed back on production and the completion rig moved to the LF 17-42. The recompletion program for the LF 17-42 consisted of new perforations and fracture treatments over previously bypassed zones in the Williams Fork as well as re-perforations over zones in the Cameo, which we believed had additional potential. Once completed it was placed back in production. On December 31, 2007 we reported on the progress of these wells and subsequently again on March 31, 2008 as follows:

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

     On April 28, 2008 we reported our first four White River Dome wells are tied-in and producing approximately 1.9 MMcfd net to Eden’s working interest. We also reported we have commissioned an independent reserve report and they are awaiting pricing information from the unit operator in order to finalize. On May 16, 2008 we reported receipt of the independent reserve report from MHA Petroleum Consultants Inc., of Golden, Colorado. The report assigned total proved reserves of 5.46 Bcfe net to Eden’s interest with a PV10 value of $14.28 million, using first quarter-end actual received gas and oil prices as mandated by the SEC. Net to Eden, the report assigned proved developed producing (PDP) reserves of 1.99 Bcfe with a PV10 value of $8.4 million and proved undeveloped (PUD) reserves of 3.47 Bcfe with a PV10 value of $5.88 million.

     On July 28, 2008 we reported the White River Dome project has become the Company’s primary focus due to our belief it represents the combination of good commercial returns while providing a large number of low risk development locations. Our gross daily production as of July 25, 2008 is 1,265 mcf/d excluding the Love Federal 17-42, which is currently non-producing and scheduled for work-over. Net production from continuing operations for the quarter ended June 30, 2008 increased to approximately 78,000 Mcfe as compared to approximately 7,000 Mcfe for the same quarter in 2007.

     We plan to drill four new wells in the White River Dome project in the 2008 drilling season. The first of these wells, the AHU 21-22 was spud on July 11, 2008 and on July 22, 2008 drilled to a total depth of 7585 feet. We expect to have all four new wells drilled, completed and tied in to the gathering system by the 4th quarter of 2008.

     As reported we expect to fund future drilling using reserve-based financing and plan to update our independent reserve report at year end after the new 2008 wells are drilled, completed, and producing. We expect to provide further updates at that time.

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

     On July 28, 2008 we reported our joint venture partner advised us they have elected not to pursue further exploration on additional Prospect area lands beyond the earned Prospect Area 1. We reported also that after incorporating the results of the Noah well into our overall geological model of the area, we have decided not to pursue additional drilling leads and will not be renewing leases we hold in the project area. Accordingly, we have recognized total impairment of $8,344,607 related to the Noah project during the six month period ended June 30, 2008.

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

     Pursuant to the Joint Participation Agreement with Cedar Strat, election and subsequent commencement of a drilling program was to occur within 24 months of our assessing the viability of the prospect, unless said assessment was delayed due to factors beyond our control, in which case the election was to be extended for such period of time as the parties may agree, acting reasonably. In recognizing that the drilling of the Noah Federal #1 well was rescheduled for Spring 2008, and knowing that evaluation of these results was required in order to assess the viability of the prospect, we have been negotiating with Cedar Strat for an extension prior to proceeding further with exploration plans.

     On July 28, 2008, subsequent to the Noah well drilling and after a careful review of the technical aspects of the project, we reported we have decided not to pursue further activities and will not be renewing leases we hold in the project area. Accordingly, we have recognized total impairment of $876,195 related to the Cherry Creek project during the six months ended June 30, 2008.

Chinchaga Project – Alberta

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

     By drilling the first well, which was plugged and abandoned on January 22, 2007, Eden earned a 50% working interest in approximately 7,000 gross acres. We and our partners elected not to drill the Option Well or acquire the Block 1 – Option Lands nor purchase the additional Block 2 Option Lands that were available. The joint venture partners acquired an additional 1,279 gross acres at a February 8, 2007 land sale on which Eden holds a 55.56% working interest due to one partner declining to participate in the land acquisition. Currently, Eden and its partners are evaluating the Farmout Lands earned from the first well and the other acquired lands in Chinchaga before making any further exploration decisions.

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

     On July 28, 2008 we reported we continue to monitor industry activity in the area before making further exploration or drilling decisions.

Cash Requirements

     For the next 12 months we plan to focus on our development-drilling program in Colorado. As reported on July 28, 2008 we expect to monitor our exploration projects as our joint venture agreements provide for. We expect to review other potential exploration projects from time to time as they are presented to us.

     In Colorado, we hold 320 gross acres in our White River Dome development-drilling project, which will increase as our current drilling program is completed. We expect to continue to hold only a minor number of leases with our partner in Prospect Area 1 of the Noah project in Nevada, however at this time we do not expect to renew these leases in 2009. In Alberta we have interests in approximately 23,000 gross acres of leases pursuant to our joint venture exploration agreements.

     Our focus of activity is our development-drilling program in Colorado and over the next twelve-month period we have not budgeted for exploration expenditures.

     We are budgeting for four development wells in Colorado over the 2008 drilling season and their costs are included in the table of estimated expenditures for the next 12 month period. The total estimated cost of development in the Ant Hill Unit over the next 12 month period is approximately $8,755,000 including engineering reports and well permitting costs. We estimate based on current interpretations of well projections that these four new wells combined with production from our four existing wells will provide approximately $4,000,000 in cash flow for the period and approximately 4.0 Bcf of reserves net to Eden’s interests, exclusive of earned proved undeveloped locations. As at June 30, 2008 we had received or accrued approximately $1,524,796 gross from gas, oil, and natural gas liquid sales from the first four wells. Future planned expenditures in Colorado are expected to be tied to industry reserve based financing.

     Our net cash provided by financing activities during the six months ended June 30, 2008 was $37,500. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to June 30, 2008 was $38,344,370. We are budgeting to repay the outstanding balance of approximately $5,398,567 on our convertible promissory notes when they mature on August 25, 2008.

     We will require additional funds to implement our growth strategy in our gas development operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

     On August 25, 2005 we issued convertible promissory notes with a principal amount of $9,075,000, and 907,500 Series “A” detachable share purchase warrants. The notes bear interest at 6% per annum, mature on August 25, 2008, and may be converted into 1,815,000 shares of common stock on the basis of one share of common stock for every $5 in value of Notes. Each warrant is exercisable into one share of common stock at an exercise price of $6 per share until August 25, 2008. The investors also have the option to make an additional investment of up to 30% of their original investment for 180 days after the closing date, on the same terms as the original investment. No further investments were made under this option. On November 28, 2005, we issued 90,000 shares of common stock upon the conversion of a portion of our convertible promissory notes. On December 1, 2005 we issued 59,291 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the financing on February 24, 2006 the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04. On June 1, 2006 we issued 113,258 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On December 1, 2006 we issued 149,466 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On June 1, 2007 we issued 242,245 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On December 1, 2007 we issued 332,886 shares of common stock in lieu of a cash interest payment on the convertible promissory notes. On June 2, 2008 we issued 329,665 shares of common stock in lieu of a cash interest payment on the convertible promissory notes.

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

     On January 17, 2008 and February 8, 2008 five Noteholders elected to convert Notes under a Note and Warrant Amendment Agreement (“Amendment”) at a conversion price of $0.50 (86% of the closing bid price of the last 5 trading days of 2007). Pursuant to the Amendment the term of their Warrants has been amended to expire on August 25, 2009 and the exercise price of the Warrants has been amended to $1.00, unless the Warrants are exercised within 30 business days of the closing date of their Amendment dated January 17, 2008 and February 8, 2008 respectively, in which case the exercise price of the Warrants shall be $0.50. A total of $2,219,399 of principle and accrued interest has been converted at a price of $0.50 whereby we issued 4,438,798 shares of our common stock. Under the terms of the Amendment unconverted Notes held by one of the five Noteholders will be convertible into shares at a price of $0.65 per share until Note maturity. We also paid a commission of $67,220 for brokerage services. On February 19, 2008, we issued 75,000 common shares upon the exercise of 75,000 warrants at $0.50 per share for proceeds of $37,500.

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

     On April 2, 2008, we entered into a Note and Warrant Amendment Agreement with two of the Note and Warrant holders (accredited investors), whereby we amended the terms of the 6% Convertible Promissory Notes due August 25, 2008. In regards to the Notes and Warrants held by these investors, pursuant to the Note and Warrant Amendment Agreement, the Conversion Price for the Notes has been amended to $0.70, the term of their Warrants has been amended to expire on August 25, 2009 and the exercise price of the Warrants has been amended to $1.10, unless the Warrants are exercised within 30 business days of the closing date of the Note and Warrant Amendment Agreement dated April 2, 2008, in which case the exercise of the Warrants shall be $0.70. Finally, the definition of “Registrable Securities” in the Registration Rights Agreement has been amended to mean the shares of common stock issuable upon the exercise of the Warrants. We issued 836,786 shares of our common stock to these two accredited investors upon conversion of the Convertible Notes referred to above. The aggregate amount of principal and interest converted by the investors was $585,750. We paid a cash commission of $17,694 for brokerage services.

     The Conversion Price of Notes and the Exercise Price of Warrants held by Noteholders who elected not to participate in the Amendment conversion are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents at a price per share less than the Conversion Price or Exercise Price. Upon the completion of the conversion of Notes pursuant to the Amendments as described above, the Conversion Price of these Notes has been reduced from $4.32 to $3.86 and the Exercise Price of these Warrants has been reduced from $5.04 to $4.48. The number of potential shares issuable underlying the Notes outstanding increases to approximately 5,293,644.

     Over the next twelve months we intend to expend funds to continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	1,812,254
Ant Hill Development Drilling Interest Expense	600,000
Ant Hill Drilling Program	8,755,000
Working Capital	4,000,000
Total	15,167,254

     We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed. In this regard we have raised additional capital through the equity offerings noted above.

     The continuation of our business is dependent upon obtaining further financing, a successful program of exploration and/or development, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

     Our business plan is now focused on a strategy of maximizing the development of our gas leases and opportunities in Colorado. The execution of our business plan in past largely focused on acquiring prospective oil and gas leases, early stage exploration, drilling, and evaluation of resultant data. While focused on development drilling in Colorado we do expect to continue to monitor our exploration interests pursuant to our current participation agreements, and review other potential exploration projects from time to time as they may be presented to us.

Purchase of Significant Equipment

     We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2009 other than office computers, furnishings, and communication equipment as required.

Corporate Offices

     Our corporate headquarters are located at 1680, 200 Burrard Street, Vancouver, British Columbia V6C 3L6, Canada. On September 1, 2007, we entered into a five-year office lease for approximately 4,574 square feet of rentable area at a gross cost of approximately $24,000 per month. Within this space we are permitted to sublease to multiple tenants and effective August 1, 2008 we have 4 sublease tenants secured with gross rent of approximately $10,250 per month. Once completely subleased we expect our total rentable area and associated costs to be reduced by approximately 60%. We sublease an operations office in Denver, Colorado at an annual cost of approximately

$48,000. Our current premises are adequate for our existing operations; however with the rapid advancement of operations we may require additional premises as we progress through fiscal 2008 and into fiscal 2009. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

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

Oil and Gas Properties

     We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2008, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of June 30, 2008, our Alberta oil and gas properties were unproved and were excluded from depletion. At June 30, 2008, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported. On July 28, 2008 we reported on the status of our exploration leases in Nevada and have impaired these leases accordingly.

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

Going Concern

     We have suffered recurring losses from operations. The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations and/or raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations.

     The continuation of our business is dependent upon us raising additional financial support and/or attaining and maintaining profitable levels of internally generated revenue. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations – Three Months Ended June 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2008 which are included herein.

Our operating results for the three months ended June 30, 2008, for the three months ended June 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change Between Three Month Period Ended June 30, 2008 and June 30, 2007
Revenue	$1,002,138	$57,202	$944,936
Debt conversion expense	646,000	Nil	646,000
General and administrative	208,279	74,511	133,768
Interest expense	156,356	137,587	18,769
Impairment loss on oil and gas properties	9,220,802	Nil	9,220,802
Management fees	242,159	273,890	(31,731)
Oil and gas operating expenses	247,502	12,330	235,172

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change Between Three Month Period Ended June 30, 2008 and June 30, 2007
Professional Fees	25,821	45,458	(19,637)
Net loss	10,088,734	334,266	9,754,468

     Our accumulated losses increased to $27,626,645 as of June 30, 2008. Our financial statements report a net loss of $10,088,734 for the three month period ended June 30, 2008 compared to a net loss of $334,266 for the three month period ended June 30, 2007. Our losses have increased primarily as a result of an increase in the non-cash debt conversion expense relating to the conversions of the Company’s convertible debt of $646,000 for the three months ended June 30, 2008 as compared to $0 for the three months ended June 30, 2007, and as a result of an increase in impairment of oil and gas properties of $9,220,802 for the three months ended June 30, 2008 as compared to $0 for the three months ended June 30, 2007. The Company also recognized depletion of its capitalized oil and gas expenditures of $256,829 during the three months ended June 30, 2008, compared to $0 for the three months ended June 30, 2007. The depletion rate for the three months ended June 30, 2008 was $3.29/MCFe.

Results of Operations – Six Months Ended June 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2008 which are included herein.

Our operating results for the six months ended June 30, 2008, for the six months ended June 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Change Between Six Month Period Ended June 30, 2008 and June 30, 2007
Revenue	$1,459,804	$57,702	$1,402,102
Debt conversion expense	3,605,000	0	3,605,000
General and administrative	426,640	209,378	217,262
Interest expense	658,559	137,587	520,972
Impairment loss on oil and gas properties	9,220,802	0	9,220,802
Management fees	467,676	544,580	(76,904)
Oil and gas operating expenses	532,172	12,330	519,842
Professional Fees	140,155	79,625	60,530
Net loss	14,197,882	609,764	13,588,118

     As at June 30, 2008, we had $5,489,160 in current liabilities. Our net cash used in operating activities for the six months ended June 30, 2008 was $132,489 compared to $197,504 used in the six months ended June 30, 2007. Our accumulated losses increased to $27,626,645 as of June 30, 2008. Our financial statements report a net loss of $14,197,882 for the six month period ended June 30, 2008 compared to a net loss of $609,764 for the six month period ended June 30, 2007. Our losses have increased primarily as a result of an increase in the non-cash debt conversion expense relating to the conversions of the Company’s convertible debt of $3,605,000 for the six months ended June 30, 2008 as compared to $0 for the six months ended June 30, 2007, and as a result of an increase in impairment of oil and gas properties of $9,220,802 for the six months ended June 30, 2008 as compared to $0 for the six months ended June 30, 2007. The Company also recognized depletion of its capitalized oil and gas expenditures of $606,668 during the six months ended June 30, 2008, compared to $0 for the six months ended June 30, 2007. The depletion rate for the six months ended June 30, 2008 was $4.02/MCFe.

     Our total liabilities as of June 30, 2008 were $5,605,885 as compared to total liabilities of $7,978,782 as of June 30, 2007. The decrease was due to the increase in accounts payable and accrued liabilities (from $107,588 as at June 30, 2007 to $152,913 as at June 30, 2008) offset by a decrease in our outstanding Convertible Notes from $7,871,194 as at June 30, 2007 to $5,336,247 as at June 30, 2008.

     During the six month period ended June 30, 2008 we spent $5,458,064 on exploration, development and acquisition of our oil and gas properties as compared to $685,791 spent during the six month period ended June 30, 2007. Of this amount $41,504 was attributable to acquisition costs (2007 - $45,373), and $5,416,560 (2007 -$640,418) was attributable to exploration and development costs.

Liquidity and Financial Condition

Working Capital
	At	At
	June	December
	30,	31,
	2008	2007
Current assets	$14,620,496	$20,113,564
Current liabilities	5,489,160	2,440,031
Working capital	$9,131,336	$17,673,533

Cash Flows
	Six Months Ended
	June	June
	30, 2008	30, 2007
Cash flows used in operating activities	$(132,489)	$(197,504)
Cash flows used in investing activities	(5,536,841)	(504,783)
Cash flows provided by financing activities	37,500	0
Net increase (decrease) in cash during period	$(5,631,794)	$(731,237)

We are budgeting to repay the outstanding balance of approximately $5,398,567 on our convertible promissory notes when they mature on August 25, 2008.

Operating Activities

Net cash used in operating activities was $132,489 in the six months ended June 30, 2008 compared with net cash used in operating activities of $197,504 in the same period in 2007.

Investing Activities

Net cash used in investing activities was $5,536,841 in the six months ended June30, 2008 compared to net cash used in investing activities of $504,783 in the same period in 2007. The increase in use of cash of $5,032,058 in investing activities is mainly attributable to the increase in oil and gas property exploration and development costs.

Financing Activities

Net cash provided by financing activities was $37,500 in the six months ended June 30, 2008 compared to $0 in the same period in 2007. This is attributable to the issuance of our common stock for the exercise of warrants.

Contractual Obligations

The following table sets forth our contractual obligations and commercial commitments as of June 30, 2008:

	Payment Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Contractual Obligations:	-	-	-	-	-
Long Term Debt	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases (office leases)	866,853	179,831	560,998	126,024	-
Purchase Obligations (drilling commitments)	8,000,000	8,000,000	-	-	-
Total Contractual Obligations:	8,866,853	8,179,831	560,998	126,024	-

Quarter ended June 30, 2008 compared to the quarter ended June 30, 2007

Oil and gas sales volume comparisons

For the quarter ended June 30, 2008 total net production increased to approximately 78,000 Mcfe as compared to approximately 7,000 Mcfe for the quarter ended June 30, 2007. We recognized oil and gas sales of $1,002,138 during the quarter ended June 30, 2008 as compared to $57,202 during the same prior year quarter. The increase in oil and gas production volumes in the White River Dome, Ant Hill Project is due to the impact of work over completions on two wells in the unit and production coming from four (4) operating wells in the quarter ended June 30, 2008 as compared to two (2) operating wells in the quarter ended June 30, 2007. The planned drilling program in the White River Dome, Ant Hill Project of four (4) additional wells, which began in July 2008 is expected to further increase production in the second half of 2008. For the quarter ended June 30, 2008 we benefited from higher average selling prices for our production as compared to the quarter ended June 30, 2007.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Standards

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

As of June 30, 2008, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $14,197,882 for the six month period ending June 30, 2008, and cumulative losses of $27,626,645 to June 30, 2008. As of June 30, 2008 we had working capital of $9,131,336 as a result of past financing activities. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

From inception through to June 30, 2008, we have incurred aggregate losses of approximately $27,624,645. Our loss from operations for the six-month period ended June 30, 2008 was $14,197,882. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have largely been engaged in the business of exploring and until only recently attempting to develop commercial reserves of oil and gas. Our Alberta property is in the exploration stage and without known reserves of oil and gas. Only our Colorado properties have commenced production. Accordingly, we have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated significant revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations.

As our properties are in the exploration and early development stage there can be no assurance that we will establish commercial discoveries and/or profitable production programs on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our Nevada properties have been impaired and our Alberta properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on these properties. Our Colorado property is in early stage development drilling and may prove uneconomic to develop.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget does not anticipate the potential acquisition of additional acreage in Nevada and/or Alberta although this may change at any time without notice. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

Exploratory and development drilling involves many risks and we may become liable for pollution or other liabilities, which may have an adverse effect on our financial position.

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

Other than our operations office in Denver, Colorado, we do not currently maintain a permanent place of business within the United States. In addition, a majority of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

Exhibit	Description
Number
4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)
(10)	Material Contracts
10.1	Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

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

RAB Special Situations (Master) Fund Ltd.
Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital LP
Enable Growth Partners LP
Enable Opportunity Partners LP

Exhibit	Description
Number
10.4	Form of Convertible Promissory Note entered into with the following persons (incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005):

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

10.11	Form of Subscription Agreement entered into with the following individuals (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2006):

Exhibit	Description
Number
	Keith Reid	Keats Investments Ltd.	Nite Capital LP
	John Pevedoros	Absolute East West Fund	George S. Palfi
	Stephen Hanson	Alpine Atlantic Asset Mgt., Ltd.	Parker Communication Corp.
	Paul King	La Roche & Co. Banquiers	Carolyn Townshend
	Jason McCarroll	Norene Brown	862002 Alberta Ltd.
	Arbutus Gardens Apartments	Credit Suisse Securities (USA)	Olivier Turrettini
	Corp.	LLC	Veronique Rochette
	Epsilon Management Ltd.	Stanley Case	RMB International (Dublin)
	Conrad Weiss	Chartwell Investment Services	Ltd.
	Yingchun Ye	S.A.	SDS Capital Group SPC, Ltd.
	Maria Pedrosa	Donna Chudnow	Shalimar Business
	Sara Relling	Clearwaters Management Ltd.	Synergy Resource Fund UBS
	Bantry Bay Properties Inc.	Cranshire Capital, LP	Zurich
	Barb Turner	Swell Capital Limited	UBS AG
	C-Quest Holdings Ltd.	Crescent International Ltd.	Rupert Edward Williams
	Avtar Dhillon	Double U Master Fund Ltd.	Christian Weyer
	Hao Tang	Andrea Egger	Winsome Capital Inc.
	Neil Maedel	Epson Investment Services NV	Banque Vontobel Geneve, SA
	Donald Rippon	Evergreen Investment	Iroquois Master Fund Ltd.
	Peter Ross	Corporation	Wilma E. Bonnell
	John Martin	GLG European Opportunity Fund	Pierce Diversified Strategy
	Gregg Layton	General Research GmbH	Master Fund LLC
	Dolwar Invest & Trade Corp.	Ralph Hogg	Enable Opportunity Partners LP
	Barry Maedel	HSBC Guyerzeller Bank AG	Enable Growth Partners LP
	John Tognetti	Kaupthing Bank Luxembourg	Kimberly Lloyd
	Clarion Finanz AG	Lombard Odier Darier Hentsch	Paul Mitchell
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

10.19	Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin and Larry Kellison (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

Exhibit	Description
Number
10.20	Form of Stock Option Agreement with Paul Mitchell, Kim Lloyd and Olga Bespalaja (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).
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
10.32

Executive Employment Agreement between the company and Larry Kellison, executed July 18, 2008 and dated effective January 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2008).

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002

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
Donald Sharpe, President
(Principal Executive Officer)
August , 2008

By:
Drew Bonnell, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
August , 2008