Form 10-Q
period 2008-09-30
EDEN ENERGY CORP
filed 2008-11-14
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
49,467,856 common shares issued and outstanding as of November13, 2008

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended September 30, 2008 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in United States dollars)

September 30, 2008

(Unaudited)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,883,498	$19,617,518
Accounts receivable	647,287	271,068
Prepaid expenses	91,846	97,654
Deferred financing costs	-	127,324
Total Current Assets	5,622,631	20,113,564
Oil and gas properties (Note 4)	16,254,074	19,397,375
Restricted cash (Note 10)	114,682	114,682
Property and equipment, net of depreciation	162,980	113,595
Total Assets	$22,154,367	$39,739,216

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$820,625	$2,440,031
Total Current Liabilities	820,625	2,440,031
Asset retirement obligations (Note 5)	231,506	113,262
Convertible notes, less unamortized discount of $nil (2007 - $430,776) (Note 8)	-	8,194,254
Total Liabilities	1,052,131	10,747,547
Contingencies and Commitments (Notes 2, 4, and 7)
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	-	-
Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
49,467,856 (December 31, 2007 – 42,763,326) shares issued and outstanding	49,468	42,763
Additional paid-in capital	50,330,198	42,897,632
Accumulated other comprehensive income	35,113	35,176
Deficit accumulated prior to the exploration stage	(555,139)	(555,139)
Deficit accumulated during the exploration stage	(28,757,404)	(13,428,763)
Total Stockholders’ Equity	21,102,236	28,991,669
Total Liabilities and Stockholders’ Equity	$22,154,367	$39,739,216

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					January 1, 2004
					(Date of Inception of
	Three Months	Three Months	Nine Months	Nine Months	Exploration Stage)
	Ended	Ended	Ended	Ended	To
	September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007	2008

Revenue
Oil and gas	$525,464	$1,802	$1,985,268	$42,060	$2,050,260

Expenses

Consulting
- cash-based	-	-	-	-	635,030
- stock-based compensation	3,384	36,955	9,269	110,865	770,121
Debt conversion expense (Note 8)	-	-	3,605,000	-	3,605,000
Depletion, depreciation and
amortization	280,636	46,673	1,008,251	154,993	1,477,996
General and administrative
- cash-based	225,917	100,095	647,207	380,244	2,421,997
- stock-based compensation	3,076	6,058	8,426	18,174	32,658
Impairment loss on oil and gas
properties (Note 4)	682,841	-	9,903,643	-	12,175,805
Interest expense	112,884	48,895	771,443	186,482	6,733, 693
Management fees
- cash-based	114,526	115,500	400,809	346,500	1,438,837
- stock-based compensation	88,467	170,559	269,860	484,139	2,337,652
Oil and gas operating expenses	114,451	1,970	646,623	23,563	690,757
Production taxes	23,529	-	87,701	-	90,439
Professional fees	45,805	62,341	185,960	141,965	898,806

Operating expenses	1,695,516	589,046	17,544,192	1,846,925	33,308,791

Loss before other items	(1,170,052)	(587,244)	(15,558,924)	(1,804,865)	(31,258,531)

Other items

(Loss) gain on foreign exchange	3,136	22,807	(2,051)	105,692	123,235
Loss on disposal of equipment	-	(1,544)	-	(1,544)	(1,544)
Interest income	36,157	301,270	232,334	800,669	2,379,436

Net loss	(1,130,759)	(264,711)	(15,328,641)	(900,048)	(28,757,404)

Other comprehensive (loss) income

Foreign currency translation
adjustment	(98)	39,880	(63)	10,932	35,113

Comprehensive loss	$(1,130,857)	$(224,831)	$(15,328,704)	$(889,116)	$(28,722,291)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.32)	$(0.02)

Weighted average number of
common shares outstanding	48,122,000	42,430,000	48,112,000	42,296,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			January 1,
			2004
			(Date of Inception
	Nine Months	Nine Months	of Exploration
	Ended	Ended	Stage) To
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash provided by (used in):

Operating Activities:
Net loss	$(15,328,641)	$(900,048)	$(28,757,404)

Non-cash items:

Impairment of oil and gas properties	9,903,643	-	12,175,805
Interest expense relating to accretion of convertible debt	430,746	-	5,227,245
Interest expense paid by issue of common stock	248,336	261,625	1,327,221
Depletion, depreciation and amortization	1,008,251	154,993	1,477,996
Loss on disposal of equipment	-	1,544	1,544
Stock-based compensation	287,555	613,178	3,376,712
Debt conversion expense	3,605,000	-	3,605,000

Changes in non-cash operating assets and liabilities:

Accounts receivable	(376,219)	(10,227)	(421,518)
Prepaid expenses and other	5,808	(89,002)	(91,846)
Accounts payable and accrued liabilities	(35,188)	(230,541)	98,995

	(250,709)	(198,478)	(1,980,250)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	-	-	(475)
Restricted cash	-	860,656	(114,682)
Proceeds from sale of oil and gas interest	-	200,000	-
Purchase of property and equipment	(83,086)	(14,298)	(222,047)
Oil and gas property acquisition and exploration, net	(9,039,092)	(872,690)	(25,779,961)

	(9,122,178)	173,668	(26,117,165)

Financing Activities:
Issuance of common stock, net of issuance costs	37,500	-	29,842,370
Repayment of convertible notes	(5,398,570)	-	(5,398,570)
Proceeds from convertible notes	-	-	8,502,000

	(5,361,070)	-	32,945,800

Effect of exchange rate changes on cash	(63)	10,931	35,113

(Decrease) increase in cash and cash equivalents	(14,734,020)	(13,879)	4,883,498

Cash and cash equivalents, beginning	19,617,518	23,438,355	-

Cash and cash equivalents, ending	$4,883,498	$23,424,476	$4,883,498

Non-cash financing and investing activities:
Interest capitalized to oil and gas properties	$-	$689,148	$1,257,104
Issue of common stock for interest expense	$248,336	$261,625	$1,851,824
Issue of common shares for oil and gas properties	$-	$-	$450,000
Issue of convertible debenture, net of discount	$-	$-	$400,000
Debt assumed by previous management	$-	$-	$19,846

Supplementary disclosure:
Interest paid	$-	$322	$1,505
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
September 30, 2008
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

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $28,757,404 since inception of the exploration stage. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings as needed until it achieves profitable operations from its oil and gas activities. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations.

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

Eden Energy Corp.
(An Exploration Stage Company)
September 30, 2008
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

4.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	September 30, 2008			December 31, 2007
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	-	1,526,048	1,526,048		- -	-
Exploration costs	-	13,512,480	13,512,480		- -	-
Less:
Accumulated depletion	-	(841,998)	(841,998)		- -	-
Accumulated impairment costs	-	(3,064,213)	(3,064,213)		- -	-
	-	11,132,317	11,132,317		- -	-

Unproven Properties
Acquisition costs	62,571	3,141,699	3,204,270	62,571	4,544,557	4,607,128
Exploration costs	2,043,587	8,985,492	11,029,079	2,034,917	15,027,492	17,062,409
Less:
Accumulated impairment costs	(1,462,24	(7,649,351)	(9,111,592)	(1,462,241)	(809,921)	(2,272,162)
	1)
	643,917	4,477,840	5,121,757	635,247	18,762,12	19,397,375
					18,762,12 8
Net Carrying Value	643,917	15,610,157	16,254,074		635,247 8	19,397,375

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the nine month period ended September 30, 2008 of $841,998 (2007 - $nil) was recorded in the U.S. cost center and $nil (2007 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment costs – Proven Properties

(a)	During the nine month period ended September 30, 2008, the Company’s proven property costs in Colorado (Ant Hill Project) were considered impaired resulting in a $614,353 non-cash impairment loss.

(b)	During the nine month period ended September 30, 2008, the Company’s proven property costs in Nevada (Noah Project) were considered impaired resulting in a $2,449,860 non-cash impairment loss.

Impairment costs – Unproven Properties

(c)	During the nine month period ended September 30, 2008, the Company’s unproven property costs in Nevada (Noah Project) were considered impaired resulting in a $5,963,235 non-cash impairment loss.

(d)	During the nine month period ended September 30, 2008, the Company’s unproven property costs in Nevada (Cherry Creek Project) were considered impaired resulting in a $876,195 non-cash impairment loss.

Eden Energy Corp.
(An Exploration Stage Company)
September 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

4.	Oil and Gas Properties (continued)

The Company’s unproven acquisition and exploration costs were incurred in the following geographic areas:

	September 30,	December 31,
	2008	2007
	$	$
Chinchaga Project, Alberta	643,917	635,247
Canada	643,917	635,247
Noah Project, Nevada	-	6,239,372
Cherry Creek Project, Nevada	-	852,286
Ant Hill Unit Drilling and Development Project, Colorado	4,477,840	11,670,470
United States	4,477,840	18,762,128
Total unproven acquisition and exploration costs	5,121,757	19,397,375

5.	Asset Retirement Obligations

A reconciliation between the opening and closing asset retirement obligations balance is provided below:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2008	2007
	$	$

Beginning asset retirement obligations	113,262	-
Liabilities incurred	113,016	113,016
Deletions related to property disposals	-	-
Accretion	5,228	246

Total asset retirement obligations	231,506	113,262

6.	Related Party Transactions

(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, December 21, 2006, and January 1, 2008, with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of Cdn$20,392 per month. During the nine month period ended September 30, 2008, management fees of $183,562 (2007 - $148,500) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006 December 21, 2006, and January 1, 2008 with a director and officer of the Company. Under the terms of the agreement, the Company agreed to pay Cdn$13,594 per month. During the nine month period ended September 30, 2008, management fees of $122,369 (2007 - $99,000) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006, and January 1, 2008 with a private company wholly-owned by an officer of the Company. Effective January 1, 2008, the officer changed his status to an employee of the Company, and under the terms of the agreement, the Company agreed to pay $12,587 per month. During the nine month period ended September 30, 2008, management fees of $113,283 (2007 – $99,000) were incurred.

(d)

During the nine month period ended September 30, 2008, the Company recorded stock-based compensation as follows: $269,860 (2007 - $484,139) as management fees to officers and directors and $nil (2007 - $110,865) as consulting fees to a director.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

7.	Commitments

(a)

The Company entered into a contract to fund $8,000,000 in drilling and completion costs related to four additional wells in the White River Dome, Ant Hill Project in Colorado during the 2008 drilling season. The contract provides for an early termination penalty of $320,000. As at September 30, 2008, the Company had $3,640,986 remaining to be spent under this contract. In order to maintain the current Drilling and Development Agreement with EnCana, the Company is obliged to operate a continuous drilling program through future summer drilling seasons. Without revision to the current agreement and should the Company elect to proceed, the Company estimates a continuous drilling program will consist of six wells per season at a cost of approximately $2,000,000 per well.

Eden Energy Corp.
(An Exploration Stage Company)
September 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

7.	Commitments (continued)

(b)

On July 6, 2007, the Company entered into a lease agreement commencing September 1, 2007 for office premises for a five-year term expiring August 31, 2012. Annual rent, net of operating costs, is payable at $171,893 (Cdn$178,386) for the first two years payable in equal consecutive monthly installments of $14,324 (Cdn$14,865), and $180,708 (Cdn$187,534) for the remaining three years payable in equal consecutive monthly installments of $15,059 (Cdn$15,628). The Company paid a deposit of $47,959 (Cdn$49,771) which will be applied without interest against the last month’s rent due under the lease. This amount is included in prepaid expenses at September 30, 2008. The Company entered into a month to month lease agreement in Colorado for annual rent of $45,600. During the nine month period ended September 30, 2008, the Company paid rent expense and operating costs of $240,263 under these leases, and was reimbursed by sub-lease tenants for $90,037 Future minimum lease payments over the next five fiscal years are as follows:

2008	$42,972
2009	114,592
2010	171,888
2011	174,828
2012	120,472

$624,752

8.	Convertible Notes

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

The Conversion Price and the Exercise Price are subject to adjustments under certain conditions and events occurring, including the issue of common stock and common stock equivalents, by way of private placements, at a price per share less than the Conversion Price or Exercise Price. Accordingly, upon the completion of a financing on February 24, 2006, the Conversion Price was reduced from $5.00 to $4.32, and the Exercise Price was reduced from $6.00 to $5.04.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as additional paid-in capital as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid-in capital. The Company recorded further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance.

During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the related embedded equity elements of $92,704 was charged to interest expense in 2005.

On January 17, 2008, and February 8, 2008 the Company entered into a Note and Warrant Amendment Agreement (“Amendment”) with five of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Amendment, the conversion price for the notes upon 100% conversion has been amended to $0.50 (86% of the closing bid of the last 5 trading days of 2007), the term of their warrants has been amended to expire on August 25, 2009, and the exercise price of the warrants has been amended to $1.00, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.50. On February 22, 2008, the Company issued 75,000 shares of common stock upon the exercise of 75,000 warrants at $0.50. The Company issued 4,438,798 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $104,925 upon the conversion of principal of $2,198,383 and accrued interest of $21,016. Additional accrued interest for one of the note holders of $34,450 incurred to the date of conversion has been added to the principal amount. The balance of their Convertible Debentures and related accrued interest outstanding has been adjusted such that it is convertible into shares at a price of $0.65 per share. Pursuant to FAS 84 “Induced Conversions of Convertible Debt” (“FAS 84”) the Company recognized a debt conversion expense of $2,403,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as aresult of the Amendment. The Company also paid a commission of $67,220 for brokerage services.

Eden Energy Corp.
(An Exploration Stage Company)
September 30, 2008
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

Upon the completion of the conversions described above, those notes and warrants held by noteholders who chose not to participate in the amendments were repriced such that the conversion price of their notes has been reduced from $4.32 to $3.86 and the exercise price of their warrants has been reduced from $5.04 to $4.48. The number of potential shares issuable underlying the notes outstanding increased to approximately 5,293,644. On August 25, 2008, all of the outstanding notes were repaid.

On August 25, 2008, the Company repaid the remaining $5,398,567 principal outstanding and issued 297,614 shares of common stock in lieu of cash interest payments with a value of $77,379. On June 2, 2008, the Company issued 329,665 shares of common stock in lieu of cash interest payments with a value of $118,020. On June 1, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments with a value of $261,625, and on December 1, 2007, the Company issued 332,886 shares of common stock in lieu of cash interest payments with a value of $262,979. On December 1, 2006, the Company issued 149,466 shares of common stock in lieu of cash interest payments with a value of $263,060. Interest expense of $430,746 (2007 - $484,590) was accreted during the nine month period ended September 30, 2008. Interest expense of $Nil (nine months ended September 30, 2007 - $689,148) was capitalized to the Ant Hill Unit property during the period.

9.	Capital Stock

During the nine months ended September 30, 2008, the Company issued the following:

(a)	On January 16, 2008, the Company issued 2,435,698 shares of common stock upon the conversion of $1,217,849 of principal and interest relating to the convertible debentures referred to in Note 8.

(b)	On February 7, 2008, the Company issued 2,003,100 shares of common stock upon the conversion of $1,001,550 of principal and interest relating to the convertible debentures referred to in Note 8.

(d)	On February 19, 2008, the Company issued 75,000 common shares upon the exercise of 75,000 warrants at $0.50 per share for proceeds of $37,500.

(d)	On March 13, 2008, the Company issued 726,667 shares of common stock upon the conversion of $508,667 of principal and interest relating to the convertible debentures referred to in Note 8.

(e)	On April 2, 2008, the Company issued 836,786 shares of common stock upon the conversion of $585,750 of principal and interest relating to the convertible debentures referred to in Note 8.

(f)	On June 2, 2008, the Company issued 329,665 shares of common stock in settlement of accrued interest on convertible debentures of $118,020.

(g)	On August 25, 2008, the Company issued 297,614 shares of common stock upon the conversion of $77,379 of interest relating to the convertible debentures referred to in Note 8.

Eden Energy Corp.
(An Exploration Stage Company)
September 30, 2008
Notes to the Consolidated Financial Statements
(Unaudited)

9.	Capital Stock (continued)

During the nine months ended September 30, 2007, the Company issued the following:

(h) On June 1, 2007, the Company issued 242,245 shares of common stock in settlement of accrued interest on convertible debentures of $261,625.

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

During the nine month period ended September 30, 2008, the Company granted stock options to directors, officers, consultants, and employees to acquire up to 992,000 shares of common stock exercisable at $0.60 per share on or before January 22, 2013 pursuant to the Amended 2004 Stock Option Plan. One-third of the options vest on April 30, 2008, one-third vest on August 31, 2008 and the final one-third vest on December 31, 2008. The closing market price of the stock on the grant date was $0.62 per share. The fair value for options granted was estimated at the date of grant to be $353,913 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2.61 years, risk-free rate of 2.10% and expected volatility of 96%. The weighted average fair value of these stock options granted was $0.36 per share. During the nine month period ended September 30, 2008, the Company recorded stock-based compensation of $269,860 as management fees, $9,269 as consulting fees and $8,426 as payroll expense.

A summary of the Company’s stock option activity for the nine month period ended September 30, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding, December 31, 2007	2,524,000	$1.95	3.16
Granted	992,000	0.60
Outstanding, September 30, 2008	3,516,000	$1.57	3.20	$-
Exercisable, September 30, 2008	3,185,333	$1.67	2.81	$-

A summary of the status of the Company’s unvested stock options as of September 30, 2008, and changes during the nine month period ended September 30, 2008, is presented below:

		Weighted-
		Average
	Number of	Grant-Date
Unvested options	Shares	Fair Value

Unvested at January 1, 2008	66,667	$0.61
Granted	992,000	0.36
Vested	(728,000)	0.38

Unvested at September 30, 2008	330,667	$0.36

As at September 30, 2008, there was $93,895 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan. That cost is expected to be recognized over a weighted-average period of 0.25 years.

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

Eden Energy Corp.
(An Exploration Stage Company)
September 30, 2008
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

Upon the completion of the conversions described above, those warrants held by noteholders who chose not to participate in the amendments were repriced such that the exercise price of their warrants has been reduced from $5.04 to $4.48. These 308,012 warrants expired on August 25, 2008.

The following table summarizes the continuity of the Company’s warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2007	16,436,176	$4.30
Issued	-	-
Expired	(308,012)	$4.48
Exercised	(75,000)	$0.50

Balance, September 30, 2008	16,053,164	$4.13

At September 30, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

490,838	$1.00	August 25, 2009
106,250	$1.10	August 25, 2009
7,728,038	$3.25	February 16, 2009
7,728,038	$5.25	February 16, 2009

10.	Restricted Cash

As at September 30, 2008, restricted cash consists of $114,682 (CAD$112,500) for security for corporate credit cards.

11.	Subsequent Events

(a) On October 7, 2008 The Company assigned its interest in all of the approximate 26,000 acres of leases in the Cherry Creek prospect to Cedar Strat Corporation for no consideration.

(b)

On October 27, 2008 the Company assigned its interest in all of the approximate 150,000 acres of leases in Prospect Areas 2 through 4 of the Noah Prospect to Diamond Land, LLC, a Utah based Company for no consideration.

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

Overview

     Until recently we have been an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. As reported on July 28, 2008 the White River Dome, Ant Hill project in Colorado has become our primary focus due to our belief it represents the combination of good commercial returns while providing a large number of low risk development locations.

     Over the past year Eden has grown its natural gas and oil production substantially and management believes it has the ability to continue growing production by drilling already identified locations on its leases in Colorado. With our first four wells on line, net production from continuing operations for the quarter ended September 30, 2008 increased to approximately 63,300 Mcfe as compared to approximately 1,000 Mcfe for the same quarter in 2007. We have drilled four new wells this summer drilling season, which are currently being tied in to production and which will bring our total number of producing wells in the area to eight.

     Our objective is to increase stockholder value by pursuing a strategy of economically growing reserves and production through the development of our existing Colorado property. Additionally management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

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

     Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

     Eden Energy Corp. is primarily focused and engaged in development drilling of the White River Dome, Ant Hill Unit Project in Colorado. We expect to continue to monitor our exploration projects pursuant to our participation agreements with our partners.

White River Dome, Ant Hill Unit Drilling and Development Project – Colorado

     The White River Dome, Ant Hill Project is a development-drilling program located in the Piceance Basin of western Colorado. Effective September 1, 2006, through our wholly owned subsidiary Eden Energy Colorado LLC, we entered into a farm-in agreement with Starlight Oil and Gas LLC and Starlight Corporation under which Eden and Starlight would undertake development drilling on the eastern flank of the White River Dome field located in T2N-R96&97W, Rio Blanco County, Colorado. Under the terms of the agreement, Eden has paid Starlight a prospect fee of $900,000. Starlight will participate for a 10% working interest and Eden will have a 75% working interest in the prospective lands. Starlight will retain a 7.5% gross overriding royalty on the lands.

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

     The White River Dome, Ant Hill Unit is a 17,276 acre federal exploratory unit currently operated by EnCana Oil and Gas (USA). Under a Drilling and Development Agreement executed between Starlight (a private Colorado company) and EnCana on May 5, 2006, and which Eden, effective August 31, 2007, became sole participant through Starlight’s assignment as detailed above, Eden agreed to drill a minimum of four additional wells in areas outside of the current Participating Areas (PA’s), which commenced in the fall of 2006. The wells were drilled on 160 acre drilling blocks typically encompassing standard governmental quarter sections. By drilling and completing these wells, the existing federal exploratory unit will remain in effect for several more years. Eden carried EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden earned a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160 acre drilling block.

     After the initial four locations were drilled, Eden may elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing, which would provide for another 68 drilling locations.

     The primary targets are the Cameo Coal and Williams Fork Sandstones of the Cretaceous Mesaverde Group, found at an average depth of 8,100 feet. Cumulative production from the field is in excess of 65 BCF from 157 wells, with current production averaging 11 MMCF/D from 100 active wells. Typical well life in the field is in the range of 20 – 25 years. Eden currently estimates ultimate reserves per well to be approximately 1.40 Bcfe per well, with an initial production rate of approximately 1,000 mcfd. Gas from the Ant Hill unit typically contains about 25% carbon dioxide, which is removed at a local natural gas treatment plant. Drilling and completion costs are estimated to be in the $2,000,000 range per well throughout the field. Operations in the White River Dome Field are largely prohibited in the winter months.

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

     In December 2006, we announced the tie-in of these first two wells and that they had good sand and coal thicknesses in the order of other proven wells in the field. These first two wells were completed using modern frac techniques designed to increase fracture half lengths from less than 100 feet traditionally to greater than 300 feet. The Love Federal 17-21 has experienced high water production rates, which has naturally restricted the flow of gas. The Love Federal 17- 42 was completed in the Cameo coal section only and despite our subsequent scaling treatment procedure was still compromised. Both wells have subsequently been recompleted as detailed following.

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

     On April 28, 2008 we reported our first four White River Dome wells to be tied-in and producing approximately 1900 mcfd net to Eden’s working interest. We also reported we have commissioned an independent reserve report and they are awaiting pricing information from the unit operator in order to finalize. On May 16, 2008 we reported receipt of the independent reserve report from MHA Petroleum Consultants Inc., of Golden, Colorado. The report assigned total proved reserves of 5.46 Bcfe net to Eden’s interest with a PV10 value of $14.28 million, using first quarter-end actual received gas and oil prices as mandated by the SEC. Net to Eden, the report assigned proved developed producing (PDP) reserves of 1.99 Bcfe with a PV10 value of $8.4 million and proved undeveloped (PUD) reserves of 3.47 Bcfe with a PV10 value of $5.88 million.

     On July 28, 2008 we reported the White River Dome project has become the Company’s primary focus due to our belief it represents the combination of good commercial returns while providing a large number of low risk development locations. We have drilled 4 new wells in the White River Dome field in the 2008 drilling season.

     On November 5, 2008 we reported two of the 4 new wells are tied-in to sales and are flowing through restricted chokes. The remaining two wells are expected to be tied-in by mid to late November. As of November 3, 2008 we are producing approximately 2400 mcfd gross from six of eight of our White River Dome wells. We reported on the progress of these wells as follows:

AHU 21-22. The 21-22 well was drilled to a total depth of 7585 feet. A total gross interval of 923 feet of gas-bearing sand and coal was fracture stimulated in four stages. The well began producing on October 26, 2008 at an initial rate of 1310 mcfd and 380 bwpd on a 24/64’s choke with a flowing tubing pressure of 950 psi and flowing casing pressure of 1650 psi.

AHU 7-43. The 7-43 well was drilled to a total depth of 7611 feet and a total gross interval of 640 feet of gas-bearing sand and coal was fracture stimulated in two stages. The well was put on production on October 31, 2008 at an initial rate of 1390 mcfd and 625 bwpd on a 24/64’s choke with a flowing tubing pressure of 750 psi and flowing casing pressure of 1500 psi.

AHU 28-44. The 28-44 was drilled to a total depth of 7285 feet and a total gross interval of 977 feet of gas-bearing sand and coal was fracture stimulated in four stages. On October 27, 2008, after flowing back 100% of its frac fluid, the well was flowing 308 mcfd and 512 bwpd on a 24/64’s choke with a flowing tubing pressure of 420 psi and flowing casing pressure of 1550 psi. The well is currently shut in waiting on completion of a pipeline. The Company expects to have this well on production by the middle of November 2008.

AHU 13-43. The 13-43 well was drilled to a total depth of 6885 feet and a total gross interval of 632 feet of gas-bearing sand and coal was fracture stimulated in three stages. As of November 3, 2008 the well is currently flowing back at 638 mcfd and 450 barrels per day of frac fluid on an 18/64’s choke with a flowing tubing pressure of 850 psi and flowing casing pressure of 1775 psi. The well is currently shut in waiting on completion of a pipeline. The Company expects to have this well on production by the end of November 2008.

     Net production from continuing operations for the quarter ended September 30, 2008 increased to approximately 63,300 Mcfe as compared to approximately 1,000 Mcfe for the same quarter in 2007. We expect to fund future drilling using reserve-based financing and plan to update our independent reserve report at year-end after the new 2008 wells are completed and producing. We expect to provide further updates at that time.

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

     On July 28, 2008 we reported our joint venture partner advised us they have elected not to pursue further exploration on additional Prospect area lands beyond the earned Prospect Area 1. We reported also that after incorporating the results of the Noah well into our overall geological model of the area, we have decided not to pursue additional drilling leads and will not be renewing leases we hold in the project area. Accordingly, we have recognized total impairment of $8,344,607 related to the Noah project during the nine month period ended September 30, 2008.

     Pursuant to the Participation Agreement with Cedar Strat and upon their instruction, on October 27, 2008 we assigned our interest in all of the approximate 150,000 acres of leases in Prospect Areas 2 through 4 of the Noah Prospect to Diamond Land, LLC, a Utah based Company. We expect to assign our interest in approximately 30,000 acres of Prospect Area 1 to our drilling Partner in the Block, while for the present time maintaining our interest in the remaining approximately 10,000 acres of Prospect Area 1.

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

     On July 28, 2008, subsequent to the Noah well drilling and after a careful review of the technical aspects of the project, we reported we have decided not to pursue further activities and will not be renewing leases we hold in the project area. Accordingly, we have recognized total impairment of $876,195 related to the Cherry Creek project during the nine months ended September 30, 2008.

     Pursuant to the Participation Agreement with Cedar Strat on October 7, 2008 we assigned our interest in all of the approximate 26,000 acres of leases in the Cherry Creek prospect to Cedar Strat Corporation.

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

     On July 28, 2008 we reported we continue to monitor industry activity in the area before making further exploration or drilling decisions. At this time no further decisions on continuing exploration in the area have been made.

Cash Requirements

     For the next 12 months we plan to focus on our development-drilling program in Colorado. As reported on July 28, 2008 we expect to monitor our exploration projects as our joint venture agreements provide for. We expect to review other potential exploration projects from time to time as they are presented to us.

     In Colorado, we will hold 640 gross acres in our White River Dome development-drilling project once our current 2008 drilling program is completed. We expect to continue to hold only a minor number of leases with our partner in Block 1 of the Noah project in Nevada, however at this time we do not expect to renew these leases in 2009. In Alberta we have interests in approximately 23,000 gross acres of leases pursuant to our joint venture exploration agreements.

     Our focus of activity is our development-drilling program in Colorado and over the next twelve-month period we have not budgeted for exploration expenditures.

     We are currently budgeting for six development wells to be drilled in Colorado over the 2009 drilling season, however the number of wells to be drilled is subject to change based on management’s assessment of current and projected future economic conditions. Five of the six budgeted wells costs are included in the table of estimated expenditures for the next 12 month period. The total estimated cost of development in the Ant Hill Unit over the next 12 month period is approximately $11,400,000 including engineering reports, well permitting costs, and financing costs. We estimate based on current interpretations of typical well performance in the basin that our wells will provide cash inflow for the period in the range of $2,000,000 to $2,500,000. As at September 30, 2008 we had received or accrued approximately $2,000,000 from gas, oil, and natural gas liquid sales from our first four wells. Future planned expenditures in Colorado are expected to be tied to industry reserve based financing.

     Our net cash used in financing activities during the nine months ended September 30, 2008 was $5,361,070 due to the repayment of convertible promissory notes. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to September 30, 2008 was $32,945,800. We repaid the outstanding balance of approximately $5,398,570 on our convertible promissory notes when they matured on August 25, 2008.

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

     On August 25, 2008 we retired the full outstanding balance due on the Convertible Promissory Notes in the principal amount of $5,398,570 to nine Noteholders. We issued 297,614 common shares to these same Noteholders in lieu of a final interest payment of $77,379. On August 25, 2008, 308,012 warrants associated with the Note financing expired, leaving 597,088 $1.00 or $1.10 warrants exercisable until August 25, 2009.

     Over the next twelve months we intend to expend funds to continue with development drilling in Colorado as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	1,600,000
Ant Hill Development Drilling Interest Expense	700,000
Ant Hill Drilling Program	10,700,000
Working Capital	2,000,000
Total	15,000,000

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

Purchase of Significant Equipment

     We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2009 other than office computers, furnishings, and communication equipment as required.

Corporate Offices

     Our corporate headquarters are located at 1680, 200 Burrard Street, Vancouver, British Columbia V6C 3L6, Canada. On September 1, 2007, we entered into a five-year office lease for approximately 4,574 square feet of rentable area at a gross cost of approximately $25,000 per month. Within this space we are permitted to sublease to multiple tenants and effective August 1, 2008 we have 4 sublease tenants secured with gross rent of approximately $10,250 per month. Once completely subleased we expect our total rentable area and associated costs to be reduced by approximately 60%. We sublease an operations office in Denver, Colorado at an annual cost of approximately $45,600. Our current premises are adequate for our existing operations; however with rapid advancement of operations we may require additional premises as we progress through into fiscal 2009. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Employees

     Currently our only employees are our directors, officers, corporate manager, oil and gas assistant, and an investor relations consultant. We do not expect any material changes in the number of employees over the next 12 month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

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

Oil and Gas Properties

     We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, and tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2008, we have properties with proven reserves and production and sales from these reserves has commenced. Capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, are being depleted on the units-of-production method using estimates of the proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted. As of September 30, 2008, our Alberta oil and gas properties were unproved and were excluded from depletion. At September 30, 2008, management believes none of our unproved oil and gas properties were considered impaired other than as previously reported. On July 28, 2008 we reported on the status of our exploration leases in Nevada and have impaired these leases accordingly.

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

Results of Operations – Three Months Ended September 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2008, which are included herein.

Our operating results for the three months ended September 30, 2008, for the three months ended September 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Change Between Three Month Period Ended September 30, 2008 and September 30, 2007
Revenue	$525,464	$1,802	$523,662
Debt conversion expense	Nil	Nil	Nil
General and administrative	228,993	106,153	122,840
Interest expense	112,884	48,895	63,989
Impairment loss on oil and gas properties	682,841	Nil	682,841
Management fees	202,993	286,059	(83,066)
Oil and gas operating expenses	114,451	1,970	112,481
Professional Fees	45,805	62,341	(16,536)
Net loss	(1,130,759)	(264,711)	(866,048)

     Our accumulated losses increased to $28,757,404 as of September 30, 2008. Our financial statements report a net loss of $1,130,759 for the three month period ended September 30, 2008 compared to a net loss of $264,711 for the three month period ended September 30, 2007. Our losses have increased primarily as a result of an increase in impairment of oil and gas properties of $682,841 for the three months ended September 30, 2008 as compared to

$nil for the three months ended September 30, 2007. The Company also recognized depletion of its capitalized oil and gas expenditures of $235,330 during the three months ended September 30, 2008, compared to $nil for the three months ended September 30, 2007. The depletion rate for Colorado production for the three months ended September 30, 2008 was $3.72/mcfe.

Results of Operations – Nine Months Ended September 30, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2008, which are included herein.

Our operating results for the nine months ended September 30, 2008, for the nine months ended September 30, 2007 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Change Between Nine Month Period Ended September 30, 2008 and September 30, 2007
Revenue	$1,985,268	$42,060	$1,943,208
Debt conversion expense	3,605,000	Nil	3,605,000
General and administrative	655,633	398,418	257,215
Interest expense	771,443	186,482	584,961
Impairment loss on oil and gas properties	9,903,643	Nil	9,903,643
Management fees	670,669	830,639	(159,970)
Oil and gas operating expenses	646,623	23,563	623,060
Professional Fees	185,960	141,965	43,995
Net loss	(15,328,641)	(900,048)	(14,428,593)

     As at September 30, 2008, we had $820,625 in current liabilities. Our net cash used in operating activities for the nine months ended September 30, 2008 was $250,709 compared to $198,478 used in the nine months ended September 30, 2007. Our accumulated losses increased to $28,757,404 as of September 30, 2008. Our financial statements report a net loss of $15,328,641 for the nine month period ended September 30, 2008 compared to a net loss of $900,048 for the nine month period ended September 30, 2007. Our losses have increased primarily as a result of an increase in the non-cash debt conversion expense relating to the conversions of the Company’s convertible debt of $3,605,000 for the nine months ended September 30, 2008 as compared to $nil for the nine months ended September 30, 2007, and as a result of an increase in impairment of oil and gas properties of $9,903,643 for the nine months ended September 30, 2008 as compared to $nil for the nine months ended September 30, 2007. The Company also recognized depletion of its capitalized oil and gas expenditures of $841,998 during the nine months ended September 30, 2008, compared to $nil for the nine months ended September 30, 2007. The depletion rate for Colorado production for the nine months ended September 30, 2008 was $2.89/mcfe.

     Our total liabilities as of September 30, 2008 were $1,052,131 as compared to total liabilities of $8,269,212 as of September 30, 2007. The decrease was due to the increase in accounts payable and accrued liabilities (from $236,488 as at September 30, 2007 to $820,625 as at September 30, 2008) offset by a decrease in our outstanding Convertible Notes from $8,032,724 as at September30, 2007 to $nil as at September 30, 2008.

     During the nine month period ended September 30, 2008 we spent $7,602,340 on exploration, development and acquisition of our oil and gas properties as compared to $1,561,838 spent during the nine month period ended September 30, 2007. Of this amount $123,190 was attributable to acquisition costs (2007 - $112,137), and $7,479,150 (2007 - $1,449,701) was attributable to exploration and development costs.

Liquidity and Financial Condition

Working Capital

	At	At
	September	December
	30,	31,
	2008	2007
Current assets	$5,622,631	$20,113,564
Current liabilities	820,625	2,440,031
Working capital	$4,802,006	$17,673,533

Cash Flows

	Nine Months Ended
	September	September
	30, 2008	30, 2007
Cash flows used in operating activities	$(250,709)	$(198,478)
Cash flows used in investing activities	(9,122,178)	173,668
Cash flows provided by financing activities	(5,361,070)	Nil
Effect of exchange rate changes on cash	(63)	10,931
Net increase (decrease) in cash during period	$(14,734,020)	$(13,879)

We repaid the outstanding balance of approximately $5,398,570 on our convertible promissory notes as they matured on August 25, 2008.

Operating Activities

Net cash used in operating activities was $250,709 in the nine months ended September 30, 2008 compared with net cash used in operating activities of $198,478 in the same period in 2007.

Investing Activities

Net cash used in investing activities was $9,122,178 in the nine months ended September 30, 2008 compared to net cash provided by investing activities of $173,668 in the same period in 2007. The increase in use of cash of $9,295,846 in investing activities is mainly attributable to the increase in oil and gas property exploration and development costs.

Financing Activities

Net cash provided by financing activities was $5,361,070 in the nine months ended September 30, 2008 compared to $nil in the same period in 2007. This is attributable to the repayment of convertible promissory notes matured on August 25, 2008.

Oil and gas sales volume comparisons for the Quarter ended September 30, 2008 compared to the quarter ended September 30, 2007

For the quarter ended September 30, 2008 total net production increased to approximately 63,300 Mcfe as compared to approximately 1,000 Mcfe for the quarter ended September 30, 2007. We recognized oil and gas sales of $525,464 during the quarter ended September 30, 2008 as compared to $1,802 during the same prior year quarter. The increase in oil and gas production volumes in the White River Dome, Ant Hill Project is due to the impact of work over completions on two wells in the unit and production coming from four (4) operating wells in the quarter ended September 30, 2008 as compared to two (2) operating wells in the quarter ended September 30, 2007. The drilling program in the White River Dome, Ant Hill Project of four (4) additional wells, which began in July 2008 has further increased production in the fourth quarter of 2008.

Item 4. Controls and Procedures

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

As of September 30, 2008, the end of our third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $15,328,641 for the nine month period ending September 30, 2008, and cumulative losses of $29,312,543 to September 30, 2008. As of September 30, 2008 we had working capital of $4,802,006 as a result of past financing activities. We do expect positive cash flow from operations in the near term; however there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

- drilling and completion costs for further wells increase beyond our expectations; or

- commodity prices for our production decline beyond our expectations; or

- production levels do not meet our expectations; or

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

From inception through to September 30, 2008, we have incurred aggregate losses of approximately $29,312,543. Our loss from operations for the nine-month period ended September 30, 2008 was $15,328,641. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

Exhibit	Description
Number

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)

(10)	Material Contracts

10.1	Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

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
November 13, 2008

By: /s/ Drew Bonnell
Drew Bonnell, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
November 13, 2008