Form 10-K
period 2008-12-31
EDEN ENERGY CORP
filed 2009-03-24
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [      ] to [      ]

Commission file number 000-31503

EDEN ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1680 – 200 Burrard Street, Vancouver, British Columbia	V6C 3L6
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604-693-0179

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of thischapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 16, 2009 was $2,378,623 based on a $0.06 closing price for the Common Stock on March 16, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determinationshould not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 49,467,856 as of March 16, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.      Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "Eden" mean Eden Energy Corp. and/or our subsidiaries, unless otherwise indicated.

General Overview

Since 2004 we have been an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a natural gas development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. As reported on July 28, 2008 the White River Dome, Ant Hill project in Colorado became our primary focus due to the belief that it represented the combination of good commercial returns while providing a large number of low risk development locations. With the drilling of the Noah Federal #1 well in the first half of 2008 we concluded our exploration program in Nevada and impaired our properties there accordingly. We commenced receiving significant revenues from our White River Dome project during 2008 and as at year-end have moved from an exploration stage company to an operating company.

During 2008 Eden continued with a strategy of growing its natural gas and oil reserves and production by drilling four new wells in the Ant Hill Unit. Net production from continuing operations for the year ended December 31, 2008 increased to approximately 295,157 Mcfe as compared to approximately 9,495 Mcfe for the year ended December 31, 2007. Total proved reserves increased to 10.11 Bcfe net to Eden’s interest as at December 31, 2008 as compared to total proved reserves of 5.46 Bcfe net to Eden’s interest as at March 31, 2008, however due to the decline in gas and oil prices used in assigning reserve values, the proved undeveloped locations currently are uneconomical to drill and complete. Our gross revenues increased to approximately $2.40 million for the year ended December 31, 2008 as compared to $65,000 for the year ended December 31, 2007, however revenues were lower than forecast at the outset of 2008 due to the decline in commodity prices in the second half of the year combined with production interruptions and delays. Our total number of production wells in the area increased from four to eight wells.

The declines in gas and oil prices together with the ongoing deterioration of general economic conditions has led to a significant write down in the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless the current economic climate changes dramatically in the months ahead, which is not anticipated, 2009 drilling operations in the Ant Hill Unit have been suspended.

Management is reassessing its future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions. Management is rationalizing corporate costs where possible in an attempt to better align them with future expected reduced revenues, though based on current projections Management anticipates an operating cash shortfall within the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations are required in the near future and Management is attempting to secure funding, though given the recent global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised. Notwithstanding the foregoing, Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

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

Our Current Business

We are primarily focused and engaged in development drilling of the White River Dome, Ant Hill Unit Project in Colorado. We expect to continue to monitor our exploration projects pursuant to our participation agreements with our partners.

White River Dome, Ant Hill Unit Drilling and Development Project – Colorado

The White River Dome, Ant Hill Project is a natural gas development-drilling program located in the Piceance Basin of western Colorado. Effective September 1, 2006, through our wholly owned subsidiary Eden Energy Colorado LLC, we entered into a farm-in agreement with Starlight Oil and Gas LLC and Starlight Corporation under which Eden and Starlight would undertake development drilling on the eastern flank of the White River Dome field located in T2N-R96&97W, Rio Blanco County, Colorado. Under the terms of the agreement, Eden paid Starlight a prospect fee of $900,000, and Starlight was to participate for a 10% working interest and Eden was to have a 75% working interest in the prospective lands. Starlight was to retain a 7.5% gross overriding royalty on the lands.

On August 31, 2007, we entered into an agreement with Starlight Oil & Gas LLC and Starlight Operating Company, Inc. (Starlight) whereby Starlight was to assign to Eden all of its rights, title, and interests in both the Ant Hill Drilling and Development Agreement with EnCana and the related Participation Agreement with Eden.

The terms of the agreement at the time are as follows:

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

Ant Hill Unit – Colorado

The Ant Hill Unit is a 17,276 acre federal exploratory unit currently operated by EnCana Oil and Gas (USA). Under a Drilling and Development Agreement executed between Starlight (a private Colorado company) and EnCana on May 5, 2006, and which Eden, effective August 31, 2007, became sole participant through Starlight’s assignment as detailed above, Eden agreed to drill a minimum of four wells in areas outside of the current Participating Areas (PA’s). Eden commenced this initial drilling in the fall of 2006. The wells were drilled on 160 acre drilling blocks typically encompassing standard governmental quarter sections. By drilling and completing these wells, the existing federal exploratory unit remains in effect for several more years. Eden carried EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden earned a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160 acre drilling block.

After the initial four locations were drilled, Eden could elect to develop additional 160-acre drilling blocks on any acreage outside the existing PA’s under the same terms. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing, which would provide for another 68 drilling locations.

The primary targets are the Cameo Coal and Williams Fork Sandstones of the Cretaceous Mesaverde Group, found at an average depth of 8,100 feet. Cumulative production from the field is in excess of 65 BCF from 157 wells, with current production averaging 11 MMCF/D from 100 active wells. Typical well life in the field is in the range of 20 – 25 years. Eden currently estimates ultimate reserves per well to be approximately 1.30 Bcfe per well, with an initial production rate of approximately 1,000 mcfd. Gas from the Ant Hill unit typically contains about 25% carbon dioxide, which is removed at a local natural gas treatment plant. Drilling and completion costs are estimated to be in the $2,000,000 range per well throughout the field. Operations in the White River Dome Field are largely prohibited in the winter months.

With Starlight as Operator, the first well (Love Federal 17-42) under the agreement spud on September 21, 2006 and took 13 days to drill and set production casing. The second well (Love Federal 17 -21) spud on October 8, 2006 and took 12 days to drill and set production casing. Once both wells were cased the rig was released for the winter. Fracture stimulation commenced on Well 1 October 28, 2006 and Well 2 November 4, 2006.

In December 2006, we announced the tie-in of these first two wells and that they had good sand and coal thicknesses in the order of other proven wells in the field. These first two wells were completed using modern frac techniques designed to increase fracture half lengths from less than 100 feet traditionally to greater than 300 feet. The Love

Federal 17-21 experienced high water production rates, which naturally restricted the flow of gas. The Love Federal 17- 42 was completed in the Cameo coal section only, and despite subsequent scaling treatment procedures, continued to be compromised. Over the subsequent months we reviewed the completion and frac techniques utilized by the Operator and planned for workover operations in attempt to enhance the wells production.

On October 10, 2007, we reported that workover operations on the LF 17-21 well began on October 9, 2007. The plan called for the lowermost perforations of the well to be tested for water production and isolated from the remainder of the Cameo and Williams Fork section, following which the well was placed back on production and the completion rig moved to the LF 17-42. The recompletion program for the LF 17-42 consisted of new perforations and fracture treatments over previously bypassed zones in the Williams Fork as well as re-perforations over zones in the Cameo, which we believed had additional potential. Once completed it was placed back in production.

We also reported spudding well AHU #18 - 23 at an expected 12 days drilling time to reach approximately 8000 feet. Upon completion the rig immediately moved to the AHU #8-12 location and drilling commenced. After drilling to a total depth of approximately 8000 feet, the wells were logged and the rig was released. A completion rig was moved on to fracture stimulate the wells and put them into production. AHU #18 – 23 went into production on January 8, 2008 and AHU #8 - 12 went into production on February 4, 2008.

On December 31, 2007 we reported on the progress of these wells and subsequently on March 31, 2008 we reported as follows:

AHU 18-23. Completion operations on the 18-23 well were finalized in late December and the well was tied in to sales on January 8, 2008. Peak initial production on this well was 796 mcfd on January 10, 2008 and as of March 3, 2008 the well was producing at approximately 415 mcfd.

AHU 8-12. Completion operations on the 8-12 well were finalized in February and the well was tied into sales on February 4, 2008. Peak stabilized initial production was 1,785 mcfd on February 20, 2008 and as of March 3, 2008 the well was producing at approximately 1,750 mcfd.

LF 17-21. Recompletion operations did not appear to have been successful on this well, possibly due to damage caused during the initial completion operations. As of March 3, 2008 the well was producing 46 mcfd.

LF 17-42. The 17-42 well was tied in to sales on December 30, 2007 and produced at a peak daily rate of 1,772 mcfd on January 1, 2008. As of March 3, 2008 the well was producing at approximately 496 mcfd. The 17-42 was the second of Eden’s wells to be recompleted after initial completion results were deemed less than satisfactory.

On April 28, 2008 we reported that our first four White River Dome wells were tied-in and producing approximately 1900 mcfd net to Eden’s working interest. We also reported the commissioning of an independent reserve report and that the Engineering firm was awaiting pricing information from the unit operator in order to finalize.

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

On July 28, 2008 we reported the White River Dome project had become the Company’s primary focus due to the belief it represented the combination of good commercial returns while providing a large number of low risk development locations. We also reported we were drilling 4 new wells in the White River Dome field during the 2008 drilling season.

On November 5, 2008 we reported two of the 4 new wells were tied-in to sales and flowing through restricted chokes and that the two remaining wells were expected to be tied-in by mid to late November. As of November 3,

2008 we were producing approximately 2400 mcfd gross from six of eight White River Dome wells. We reported on the progress of the new wells as follows:

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

AHU 28-44. The 28-44 was drilled to a total depth of 7285 feet and a total gross interval of 977 feet of gas- bearing sand and coal was fracture stimulated in four stages. On October 27, 2008, after flowing back 100% of its frac fluid, the well was flowing 308 mcfd and 512 bwpd on a 24/64’s choke with a flowing tubing pressure of 420 psi and flowing casing pressure of 1550 psi. The well was shut in waiting for completion of a pipeline. At the time we expected to have the pipeline completed and the well on production by the middle of November 2008.

AHU 13-43. The 13-43 well was drilled to a total depth of 6885 feet and a total gross interval of 632 feet of gas-bearing sand and coal was fracture stimulated in three stages. As of November 3, 2008 the well was currently flowing back at 638 mcfd and 450 barrels per day of frac fluid on an 18/64’s choke with a flowing tubing pressure of 850 psi and flowing casing pressure of 1775 psi. The well was shut in waiting for completion of a pipeline. At the time we expected to have the pipeline completed and the well on production by the end of November 2008.

On January 30, 2009 we reported that all of the new wells had been tied in to the sales line and that we were conducting additional completion operations to get all of the wells flowing. We reported that as of January 28, 2009 we were producing approximately 1,240 mcfd gross from our White River Dome wells. We also reported the costs and time to drill and complete the wells was in line with our original estimates, while the costs and time to install pipeline and tie-in to sales were above original estimates and we were in discussions with suppliers, subcontractors, and our operating partner to resolve these outstanding issues and their related costs. We reported that until these issues were resolved, we were not in a position to advance funds to settle all 2008 drilling program related accounts or claims.

On February 16, 2009 we received an independent reserve report from MHA Petroleum Consultants Inc., of Golden, Colorado, which was effective January 1, 2009. The report assigned total proved reserves of 10.11 Bcfe net to Eden’s interest, however due to the decline in gas and oil prices used in assigning reserve values, the proved undeveloped locations (8 PUD’s) currently are uneconomical to drill and complete. Using year-end actual received gas and oil prices as mandated by the SEC, net to Eden, the report assigned our eight proved developed producing wells reserves of 2.85 Bcfe with a PV10 value of $4.74 million.

On February 25, 2009 the AHU 13-43 produced at 991 mcfd and we reached daily gross production of 2,105 mcfd from 5 of 8 wells.

On March 12 2009 we reported we had received notice of a lien being placed against the property by one of the suppliers relating to the pipeline installation. The lien filed is in the amount of $692,118, which we dispute as this amount; does not include credits and discounts previously agreed to of approximately $310,000 relating to incorrect billing processes and procedures performed by the supplier, does not reflect payments made by the Company, and includes certain other disputed amounts. Eden calculates the final amount due the supplier to be approximately $286,000. We are working with our operating partner to resolve unpaid invoices and remove the lien, but until such time as the issue with the operating partner is resolved, the outcome is uncertain and the Company may be contingently liable for additional amounts not recorded at year end. The loss, if any, resulting from the outcome of the above will be recorded in the period when such determination or settlements are made.

To the date of filing this report and despite ongoing discussions, no resolution whereby we are to be reimbursed for the costs we have incurred to build the pipeline has been reached. We incurred total costs of approximately $1,635,920 to construct the pipeline, which we expected to be reimbursed for from our operating partner. Approximately $767,895 remains outstanding to us. As a result there are a number of suppliers to our 2008 White River Dome well and pipeline program that still remain unpaid. Eden and our operating partner are aware these unpaid suppliers could file notice of lien against the recently drilled White River Dome property.

Net production from continuing operations for the year ended December 31, 2008 increased to approximately 295,157 Mcfe as compared to approximately 9,495 Mcfe for the year ended December 31, 2007. Our gross revenues increased to approximately $2.40 million for the year ended December 31, 2008 as compared to $65,000 for the year ended December 31, 2007, however revenues were lower than forecast at the outset of 2008 due to the decline in commodity prices in the second half of the year combined with production interruptions and delays. Our total number of production wells in the area increased from four to eight wells. Due to the decline in natural gas and oil selling prices throughout 2008 and its impact on our reserve report, we are reporting an impairment of $15,519,827 for the year ending December 31, 2008 relating to this property.

The ongoing deterioration of general economic conditions has led to the significant write down in the valuation of our assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless the current economic climate changes dramatically in the months ahead, which is not anticipated, 2009 drilling operations in the Ant Hill Unit have been suspended. Suspending continuous drilling operations for 2009 will, once the 2009 drilling season matures, cause us to become noncompliant with our Drilling and Development Agreement with EnCana. We believe EnCana is fully aware of the negative valuations of potential new wells using short term depressed oil and gas prices, but we have no assurances at the moment that a deferral or suspension of drilling activities through 2009 will be agreed to. In the event EnCana does not agree to a deferral or suspension for 2009 continuous drilling, our current Drilling and Development Agreement will terminate, and we will retain our interests in the current wells and properties we have earned to date. Federal Unit obligations for drilling for 2009, which require a 2 well minimum, have been met with our 2008-drilling program. Management is reassessing its future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions.

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

On July 28, 2008 we reported our joint venture partner advised us they have elected not to pursue further exploration on additional Prospect area lands beyond the earned Prospect Area 1. We reported also that after incorporating the results of the Noah well into our overall geological model of the area, we have decided not to pursue additional drilling leads and will not be renewing leases we hold in the project area. Accordingly, we have recognized total impairment of $8,398,382 related to the Noah project during the year ended December 31, 2008.

We believe that the Noah #1 well adequately tested our best seismic feature, and the results of the well did not warrant further drilling on the prospect or the expense of maintaining the leases. Therefore and pursuant to the Participation Agreement with Cedar Strat and upon their instruction, on October 27, 2008 we assigned all of our rights, title, and interest in all of the approximate 150,000 acres of leases in Prospect Areas 2 through 4 of the Noah Prospect to Diamond Land, LLC, a Utah based Company. Pursuant to the Participation Agreement, on November 3, 2008 we assigned the appropriate overriding royalties of Prospect Area 1 to Cedar Strat and Fort Scott. On December 11, 2008 we assigned our interests in approximately 39,732 acres of Prospect Area 1 to our drilling Partner in Prospect Area 1. We retained a 0.5% overriding royalty interest in the approximate 9,808 acres of the drill site lease only of Prospect Area 1, essentially concluding our participation and interest in the Noah project. We are not carrying any value for this retained override as the fair value is not readily determineable.

Due to Diamond Land, LLC and/or Cedar Strat Corporation’s failure to file the aforementioned assignments within the BLM mandated filing period, on February 23, 2009 we agreed by Letter Agreement with Cedar Strat Corporation to extend the assignment period to March 31, 2009 whereby Cedar Strat Corporation will advise us which leases and to which entity Eden should make assignment of the lands in Prospect Area 2 through 4 of the Noah prospect.

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

On July 28, 2008, subsequent to the Noah well drilling and after a careful review of the technical aspects of the project, we reported we have decided not to pursue further activities and will not be renewing leases we hold in the project area. Accordingly, we have recognized total impairment of $876,195 related to the Cherry Creek project during the year ended December 31, 2008.

Pursuant to the Participation Agreement with Cedar Strat on October 7, 2008 we assigned our interest in all of the approximate 26,000 acres of leases in the Cherry Creek prospect to Cedar Strat Corporation thereby concluding our participation and interest in the project.

Due to Cedar Strat Corporation’s failure to file the aforementioned assignments within the BLM mandated filing period, on February 23, 2009 we agreed by Letter Agreement with Cedar Strat Corporation to extend the assignment period to March 31, 2009 whereby Cedar Strat Corporation will advise us which leases and to which entity Eden should make assignment of the lands in the Cherry Creek prospect.

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

Research and Development

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently our only employees are our directors, officers, corporate manager, oil and gas assistant, and an investor relation’s consultant. Effective February 28, 2009, we concluded our contract with an investor’s relations consultant and laid off a corporate manager and oil and gas assistant. There may be further material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. However, with project advancement and if we are successful in our initial and any subsequent drilling programs we may retain additional employees.

Effective June 11, 2007, Ralph Stensaker, CGA, MBA was appointed to our Board of Directors and Audit Committee. Effective January 1, 2008, Larry Kellison became an employee of Eden Energy Corp. Effective January 31, 2008, Ralph Stensaker was appointed Chair of our Audit Committee.

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

We have had negative cash flows from operations If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $30,996,554 for the year ended December 31, 2008, and cumulative losses of $44,980,456 to December 31, 2008. As of December 31, 2008 we had working capital of $130,693 as a result of past financing activities. We do not expect positive cash flow from operations in the near term and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to December 31, 2008, we have incurred aggregate losses of approximately $44,980,456. Our loss from operations for the year ended December 31, 2008 was $31,211,932. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

Item 1B.    Unresolved Staff Comments

None.

Item 2.      Properties

Executive Offices

Our corporate headquarters are located at 1680, 200 Burrard Street, Vancouver, British Columbia V6C 3L6, Canada. On September 1, 2007, we entered into a five-year office lease for approximately 4,574 square feet of rentable area at a gross cost of approximately Cdn$25,000 per month. Within this space we are permitted to sublease to multiple tenants and effective August 1, 2008 and expiring on August 31, 2009, we have 4 sublease tenants secured with gross rent of approximately Cdn$10,250 per month. Reflecting the likely suspension of drilling operations in 2009, effective March 1, 2009 the cost of our subleased operations office in Denver, Colorado will reduce to a gross cost of $2,000 per month. With the reduction of operations in 2009 we plan to attempt to sublease further office space to better align our costs with an anticipated reduction in future revenues. At the present time, we do not have any real estate holdings and there are no plans to acquire any real property interests.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “EDNE.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2008	$0.20	$0.05
September 30, 2008	$0.39	$0.13
June 30, 2008	$0.94	$0.23
March 31, 2008	$0.95	$0.50
December 31, 2007	$1.00	$0.53
September 30, 2007	$1.28	$0.79
June 30, 2007	$1.30	$0.90
March 31, 2007	$1.64	$0.88
December 31, 2006	$2.34	$1.31

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 500 E Warm Springs Road, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

On March 16, 2009, the shareholders' list showed 145 registered shareholders, 49,467,856 common shares outstanding and Nil preferred shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

As at December 31, 2008, we have one compensation plan in place, entitled Amended 2004 Stock Option Plan. This plan has not been approved by our security holders. On December 20, 2007, the directors of our company approved an amendment to the Amended 2004 Stock Option Plan by increasing the maximum number of options available for grant from 3,000,000 to 4,276,332.

The Amended 2004 Stock Option Plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2008:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	3,516,000	$1.57	760,332
	3,516,000	$1.57	760,332

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2008 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2008.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2008.

Item 6.      Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 14 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on January 29, 1999. We were previously involved in the business of providing internet and programming services through our subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business and disposed of our subsidiary company on December 31, 2003 for nominal consideration. We became an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and the Province of Alberta, Canada. As of July 28, 2008 our primary focus became a development-drilling program for natural gas in the State of Colorado and due to the commencement of receiving significant revenues in 2008, as at December 31, 2008 we have moved from an exploration stage company to an operating company

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

As reported on July 28, 2008 we expect to monitor our exploration projects as our joint venture agreements provide for. We expect to review other potential exploration projects from time to time as they are presented to us.

In Colorado, we hold 640 gross acres in our White River Dome, Ant Hill Unit development-drilling project. We have assigned our interests to our partners in the Noah and Cherry Creek projects in Nevada. In Alberta we have interests in approximately 23,000 gross acres of leases pursuant to our joint venture exploration agreements.

Our focus of activity is our development-drilling program in Colorado and over the next twelve month period we have not budgeted for exploration expenditures.

The declines in gas and oil prices together with the ongoing deterioration of general economic conditions has led to a significant write down in the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless there is dramatic positive change to the deterioration of the general economy and resultant depressed commodity prices, which we do not anticipate in the short term, drilling operations in Colorado for 2009 have been suspended and we are downgrading our estimate of net revenues for the next twelve month period. We now expect the resultant cash flows for 2009 not to exceed a range of $750,000 to $850,000 leaving us with an anticipated operating cash shortfall within the next twelve month period. As at December 31, 2008 we had received or accrued approximately $2,392,435 from gas, oil, and natural gas liquid sales from our production wells.

Management is reassessing its future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions. Management is rationalizing corporate costs where possible in an attempt to better align them with future expected reduced revenues, though based on current projections Management anticipates an operating cash shortfall within the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations are required in the near future and Management is attempting to secure funding, though given the recent global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised.

Our net cash used in financing activities during the nine months ended December 31, 2008 was ($5,361,070) due to the repayment of convertible promissory notes. Our total net cash provided by financing since January 1, 2004, the date of inception of the exploration stage to December 31, 2008 was $32,945,800. We repaid the outstanding balance of approximately $5,398,570 on our convertible promissory notes when they matured on August 25, 2008.

We will require additional funds in the near future to maintain operations and further funds to implement our growth strategy in our gas development operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

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

On February 17 and 23, 2006, we issued a combined total of 7,366,520 shares and 14,733,040 share purchase warrants at a price of $2.25 per share for gross proceeds of $16,574,670. The warrant entitles the holders to purchase an additional 7,366,520 shares of common stock of our company at a price of $3.25 per share and an additional 7,366,520 shares of common stock at a price of $5.25 per share until February 16, 2009. On July 31, 2006 we issued 165,774 shares of common stock pursuant to the financing’s registration requirements. On February 16, 2009 all warrants related to this financing expired.

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

On August 25, 2008 we retired the full outstanding balance due on the Convertible Promissory Notes in the principal amount of $5,398,570 to nine Noteholders. We issued 297,614 common shares to these same Noteholders in lieu of a final interest payment of $77,380. On August 25, 2008, 308,012 warrants associated with the Note financing expired, leaving 597,088 $1.00 or $1.10 warrants exercisable until August 25, 2009.

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	1,000,000
Ant Hill Unit Lease Operating Expenses	300,000
Total	1,300,000

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

Results of Operations – Twelve Months Ended December 31, 2008 and 2007

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2008, which are included herein.

Our operating results for the twelve months ended December 31, 2008, for the twelve months ended December 31, 2007 and the changes between those periods for the respective items are summarized as follows:

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Change Between Twelve Month Period Ended December 31, 2008 and December 31, 2007
Revenue	$2,392,465	64,992	2,327,473
Debt conversion expense	3,605,000	Nil	3,605,000
General and administrative	820,001	667,194	152,807
Interest expense	771,597	190,016	581,581
Impairment loss on oil and gas properties	24,794,404	Nil	24,794,404
Management fees	924,847	1,074,996	(150,149)
Oil and gas operating expenses	726,696	44,134	682,562
Professional Fees	233,462	221,573	11,889
Net loss	30,996,554	1,326,699	29,669,855

As at December 31, 2008, we had $1,810,797 in current liabilities. Our net cash used in operating activities for the twelve months ended December 31, 2008 was $812,945 compared to $255,370 used in the twelve months ended

December 31, 2007. Our accumulated losses increased to $44,980,454 as of December 31, 2008. Our financial statements report a net loss of $30,996,554 for the twelve month period ended December 31, 2008 compared to a net loss of $1,326,699 for the twelve month period ended December 31, 2007. Our losses have increased primarily as a result of an increase in the non-cash debt conversion expense relating to the conversions of the Company’s convertible debt of $3,605,000 for the twelve months ended December 31, 2008 as compared to $nil for the twelve months ended December 31, 2007, and as a result of an increase in impairment of oil and gas properties of $24,794,404 for the twelve months ended December 31, 2008 as compared to $nil for the twelve months ended December 31, 2007. The Company also recognized depletion of its capitalized oil and gas expenditures of $1,415,736 during the twelve months ended December 31, 2008, compared to $nil for the twelve months ended December 31, 2007. The depletion rate for Colorado production for the twelve months ended December 31, 2008 was $4.61/mcfe.

Our total liabilities as of December 31, 2008 were $2,044,722 as compared to total liabilities of $10,747,547 as of December 31, 2007. The decrease was due to a decrease in accounts payable and accrued liabilities (from $2,440,031 as at December 31, 2007 to $1,810,797 as at December 31, 2008) and a decrease in our outstanding Convertible Notes from $8,194,254 as at December 31, 2007 to $nil as at December 31, 2008.

During the twelve month period ended December 31, 2008 we spent $12,213,183 on exploration, development and acquisition of our oil and gas properties as compared to $7,580,772 spent during the twelve month period ended December 31, 2007. Of this amount $220,041 was attributable to acquisition costs (2007 - $332,642), and $11,993,142 (2007 - $7,248,130) was attributable to exploration and development costs.

Liquidity and Financial Condition

Working Capital

	At	At
	December	December
	31,	31,
	2008	2007
Current assets	$1,941,490	20,113,564
Current liabilities	1,810,797	2,440,031
Working capital	$130,693	17,673,533

Cash Flows

	Twelve Months Ended
	December	December
	31, 2008	31, 2007
Cash flows used in operating activities	$812,945	255,370
Cash flows used in investing activities	12,768,396	3,565,559
Cash flows provided by financing activities	(5,361,070)	Nil
Effect of exchange rate changes on cash	(22,159)	(92)
Net increase (decrease) in cash during period	$(18,920,252)	(3,820,837)

We repaid the outstanding balance of approximately $5,398,570 on our convertible promissory notes as they matured on August 25, 2008.

Operating Activities

Net cash used in operating activities was $812,945 in the twelve months ended December 31, 2008 compared with net cash used in operating activities of $255,370 in the same period in 2007.

Investing Activities

Net cash used in investing activities was $12,768,396 in the twelve months ended December 31, 2008 compared to net cash used in investing activities of $3,565,559 in the same period in 2007. The increase in use of cash of $9,202,837 in investing activities is mainly attributable to the increase in oil and gas property exploration and development costs.

Financing Activities

Net cash provided by financing activities was ($5,361,070) in the twelve months ended December 31, 2008 compared to $nil in the same period in 2007. This is attributable to the repayment of convertible promissory notes matured on August 25, 2008.

Oil and gas sales volume comparisons for the quarter ended December 31, 2008 compared to the quarter ended December 31, 2007

For the quarter ended December 31, 2008 total net production increased to approximately 82,069 Mcfe as compared to approximately 2,772 Mcfe for the quarter ended December 31, 2007. We recognized oil and gas sales of approximately $271,115 during the quarter ended December 31, 2008 as compared to approximately $18,037 during the same prior year quarter. The increase in oil and gas production volumes in the White River Dome, Ant Hill Project is due to the impact of work over completions on two wells in the unit and production coming from five (5) operating wells in the quarter ended December 31, 2008 as compared to two (2) operating wells in the quarter ended December 31, 2007. The drilling program in the White River Dome, Ant Hill Project of four (4) additional wells, which began in July 2008 has further increased production in the fourth quarter of 2008.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

In 2008 we commenced receiving significant revenues from the White River Dome project and at mid year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to production instability with our new wells in the White River Dome field and a dramatic decline in oil and gas selling prices through 2008, we continue to be burdened with operating losses and a lack of positive cash flow to the point where we anticipate an operating cash short fall in the near future. Reserve based debt financing for further development is currently unavailable to us due to the decline in oil and gas selling prices. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We currently do not have any arrangements in place for any future debt or equity financing. Global financial markets and economic conditions have deteriorated significantly and though we have been successful in the past raising funding, we may not be successful in future or as early as funds are required in order to maintain operations. We are attempting to reduce overhead costs where possible to meet anticipated reduced revenues but prior commitments make this challenging to realize. Future economic concerns and uncertainty are exacerbating the already negative environment we operate in as continued downward pricing pressure is expected through the year ahead, which will result in further reduced revenues realized.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. Our company has produced significant revenue from its principal business and in fiscal years prior to December 31, 2008 was considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), Southern Frontier Explorations Ltd. (“Southern”), companies incorporated and based in the State of Nevada, Eden Energy (North) Ltd. (“Eden North”), a company incorporated and based in the Province of Alberta, Canada, and Eden Energy Colorado LLC (“Eden Colorado”), a company incorporated and based in the State of Colorado. All intercompany transactions and balances have been eliminated. Our fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to recoverable values of oil and gas properties, stock-based compensation, convertible notes, the provision for income taxes, depreciation, depletion and asset retirement obligations.

Cash and Cash Equivalents

Our company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

Our company’s and its United States subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of our company’s Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Asset Retirement Obligations

Our company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires our company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until our company settles the obligation.

Oil and Gas Properties

Our company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When our company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. If the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted.

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

Property and Equipment

Property and equipment is recorded at cost of $219,152 (2007 - $136,066) less accumulated depreciation of $68,135 (2006 - $22,471). Depreciation is recorded on the straight-line basis over five years.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Our company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Loss Per Share

Our company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 19,569,000 as of December 31, 2008. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended December 31, 2008 and 2007, the only components of comprehensive loss were foreign currency translation adjustments.

Financial Instruments

The carrying value of our company’s financial instruments, consisting of cash and cash equivalents, restricted cash, receivables, and accounts payable and accrued liabilities approximate fair value due to the relatively short maturity of these instruments. Our company has recorded the carrying value of Convertible Notes at the estimated fair value as described in Note 8. Financial instruments that potentially subject our company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, we have not incurred a loss relating to this concentration of credit risk.

Income Taxes

Our company follows the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the year ended December 31, 2008, our company recognized amortization expense of $127,324 (2007 - $191,004).

Stock – Based Compensation

Our company has a stock-based compensation plan, whereby stock options are granted in accordance with the policies of the stock option plan. Our company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December

15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on our company's future financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

EDEN ENERGY CORP.

Consolidated Financial Statements

(Expressed in United States dollars)

December 31, 2008

33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

We have audited the accompanying consolidated balance sheets of Eden Energy Corp. as of December 31, 2008 and 2007 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, during the year ended December 31, 2008, the Company commenced receiving significant revenue from its oil and gas properties and therefore is no longer in the exploration stage. To date, the Company has not generated profitable operations from its oil and gas business, has incurred significant losses in 2008 and further losses are anticipated. The Company will require additional funds to meet its obligations and the costs of its operations. There is uncertainty that further funding can be raised if and when needed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 3, 2009, except for Note 12 which is as of March 12, 2009

Eden Energy Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets

Current Assets
Cash and cash equivalents	$697,266	$19,617,518
Accrued petroleum revenues	180,163	17,934
Other receivables	933,705	253,134
Prepaid expenses	130,356	97,654
Current portion of deferred financing costs	–	127,324
Total Current Assets	1,941,490	20,113,564
Oil and gas properties (Note 4)	5,387,968	19,397,375
Restricted cash (Note 10)	91,867	114,682
Property and equipment, net of depreciation of $68,135 (2007 - $22,471)	151,017	113,595
Total Assets	$7,572,342	$39,739,216

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,810,797	$2,440,031
Total Current Liabilities	1,810,797	2,440,031
Asset retirement obligations (Note 5)	233,925	113,262
Convertible notes, net of unaccreted discount of $nil (2007 - $430,746) (Note 8)	–	8,194,254
Total Liabilities	2,044,722	10,747,547
Contingencies and Commitments (Notes 1, 6, 7 and 12)

Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	–	–
Common Stock: (Note 9)
100,000,000 shares authorized, $0.001 par value
49,467,856 (2007 – 42,763,326) shares issued and outstanding	49,468	42,763
Additional paid-in capital	50,424,093	42,897,632
Accumulated other comprehensive income	34,515	35,176
Deficit	(44,980,456)	(13,983,902)
Total Stockholders’ Equity	5,527,620	28,991,669
Total Liabilities and Stockholders’ Equity	$7,572,342	$39,739,216

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Revenue
Oil and gas	$2,392,435	$64,992

Expenses

Consulting
- cash-based	–	–
- stock-based compensation	12,616	135,501
Debt conversion expense (Note 8)	3,605,000	–
Depletion, depreciation and amortization	1,596,371	207,088
General and administrative
- cash-based	808,532	644,981
- stock-based compensation	11,469	22,213
Impairment of oil and gas properties (Note 4)	24,794,404	–
Interest expense (Note 8)	771,597	190,016
Management fees
- cash-based	567,482	472,028
- stock-based compensation	357,365	602,968
Oil and gas operating expenses	726,696	44,134
Production taxes	119,373	2,738
Professional fees	233,462	221,573

Operating expenses	33,604,367	2,543,240

Loss before other items	(31,211,932)	(2,478,248)

Other items

(Loss) gain on foreign exchange	(21,299)	125,286
Loss on disposal of equipment	–	(1,544)
Interest income	236,677	1,027,807

Net loss	(30,996,554)	(1,326,699)

Other comprehensive (loss) income

Foreign currency translation adjustment	(661)	92

Comprehensive loss	$(30,997,215)	$(1,326,607)

Basic and diluted loss per share	$(0.64)	$(0.03)

Weighted average number of common shares outstanding –
basic and diluted	48,453,000	42,357,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(30,996,554)	$(1,326,699)

Non-cash items:

Impairment of oil and gas properties	24,794,404	–
Interest expense relating to accretion of convertible debt	430,746	188,182
Interest expense paid by issue of common stock	248,336	–
Depletion, depreciation and amortization	1,596,371	207,088
Loss on disposal of equipment	–	1,544
Stock-based compensation	381,450	760,682
Debt conversion expense	3,605,000	–

Changes in non-cash operating assets and liabilities:

Accrued petroleum revenues	(162,229)	(17,934)
Other receivables	(680,571)	(18,389)
Prepaid expenses and other	(32,702)	(61,150)
Accounts payable and accrued liabilities	2,804	11,306

	(812,945)	(255,370)

Investing Activities:
Net assets acquired of Frontier Explorations Ltd.	–	–
Restricted cash	–	859,385
Purchase of property and equipment	(83,086)	(80,215)
Oil and gas property acquisition and exploration, net	(12,685,310)	(4,344,729)

	(12,768,396)	(3,565,559)

Financing Activities:
Issuance of common stock, net of issuance costs	37,500	–
Repayment of convertible notes	(5,398,570)	–
Proceeds from convertible notes	–	–

	(5,361,070)	–

Effect of exchange rate changes on cash	22,159	92

(Decrease) increase in cash and cash equivalents	(18,920,252)	(3,820,837)

Cash and cash equivalents, beginning	19,617,518	23,438,355

Cash and cash equivalents, ending	$697,266	$19,617,518

Non-cash financing and investing activities:
Interest capitalized to oil and gas properties	$–	$981,293
Net change in non-cash working capital items in investing activities	(597,592)	2,416,948
Issue of common stock for interest expense	$248,336	$524,604
Issue of common shares for oil and gas properties	$–	$–
Issue of convertible debenture, net of discount	$–	$–
Debt assumed by previous management	$–	$–

Supplementary disclosure:
Interest paid	$–	$322
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Stockholders’ Equity

From January 1, 2007 to December 31, 2008

					Accumulated	Total
			Additional		Other	stockholders'
	Common stock		paid-in		Comprehensive	equity
	Shares	Amount	Capital	Deficit	Income	(deficiency)

Balance, December 31, 2006	42,188,195	42,188	41,612,921	(12,657,203)	35,084	29,032,990

June 1, 2007: Issued for interest on
convertible debt (Note 8)	242,245	242	261,383	–	–	261,625

December 1, 2007: Issued for interest on
convertible debt (Note 8)	332,886	333	262,646	–	–	262,979

Stock-based compensation	–	–	760,682	–	–	760,682

Foreign currency translation adjustment	–	–	–	–	92	92

Net loss for the year	–	–	–	(1,326,699)	–	(1,326,699)

Balance, December 31, 2007	42,763,326	$42,763	$42,897,632	$(13,983,902)	$35,176	$28,991,669

January 16, 2008: Conversion of convertible
debt (Note 8)	2,435,698	2,436	1,215,413	–	–	1,217,849

February 7, 2008: Conversion of convertible
debt (Note 8)	2,003,100	2,003	999,547	–	–	1,001,550

February 19, 2008: Issued for cash	75,000	75	37,425	–	–	37,500

March 13, 2008: Conversion of convertible
debt (Note 8)	726,667	727	507,940	–	–	508,667

April 2, 2008: Conversion of convertible debt
(Note 8)	836,786	837	584,913	–	–	585,750

June 2, 2008: Issued for interest on
convertible debt (Note 8)	329,665	330	117,690	–	–	118,020

August 25, 2008: Issued for interest on
convertible debt (Note 8)	297,614	297	77,083	–	–	77,380

Debt conversion expense	–	–	3,605,000	–	–	3,605,000

Stock-based compensation	–	–	381,450	–	–	381,450

Foreign currency translation adjustment	–	–	–	–	(661)	(661)

Net loss for the year	–	–	–	(30,996,554)	–	(30,996,554)

Balance, December 31, 2008	49,467,856	$49,468	$50,424,093	$(44,980,456)	$34,515	$5,527,620

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

1.	Nature and Continuance of Operations

The Company is involved in oil and gas exploration, development and production activities in Alberta, Canada, and Colorado and Nevada, USA. During the year ended December 31, 2008, the Company commenced receiving significant revenue from its oil and gas properties and therefore is no longer in the exploration stage.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $44,980,456 since inception including a loss for the current year of $30,996,554 of which $24,794,404 is related to property impairment. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the recent global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has produced significant revenue from its principal business and in fiscal years prior to December 31, 2008 was considered an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), Southern Frontier Explorations Ltd. (“Southern”), companies incorporated and based in the State of Nevada, Eden Energy (North) Ltd. (“Eden North”), a company incorporated and based in the Province of Alberta, Canada, and Eden Energy Colorado LLC (“Eden Colorado”), a company incorporated and based in the State of Colorado. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to recoverable values of oil and gas properties, stock-based compensation, convertible notes, the provision for income taxes, depreciation, depletion and asset retirement obligations.

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

F–6

Eden Energy Corp.
December 31, 2008
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

Property and Equipment

Property and equipment is recorded at cost of $219,152 (2007 - $136,066) less accumulated depreciation of $68,135 (2006 - $22,471). Depreciation is recorded on the straight-line basis over five years.

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

Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 19,569,000 as of December 31, 2008. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the year ended December 31, 2008 and 2007, the only components of comprehensive loss were foreign currency translation adjustments.

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and cash equivalents, restricted cash, receivables, and accounts payable approximate fair value due to the relatively short maturity of these instruments. The Company has recorded the carrying value of Convertible Notes at the estimated fair value as described in Note 8. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash in excess of the federally insured amount of $100,000. To date, the Company has not incurred a loss relating to this concentration of credit risk.

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

F–7

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies (continued)

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, the Company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. The Company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the year ended December 31, 2008, the Company recognized amortization expense of $127,324 (2007 - $191,004).

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

3.	Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk- management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

F–8

Eden Energy Corp.
December 31, 2008
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

4.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	December 31, 2008			December 31, 2007
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,641,221	1,641,221	–	–	–
Exploration costs	–	22,487,102	22,487,102	–	–	–
Less:
Accumulated depletion	–	(1,415,736)	(1,415,736)	–	–	–
Accumulated impairment charges	–	(17,969,687)	(17,969,687)	–	–	–
	–	4,742,900	4,742,900	–	–	–

Unproven Properties
Acquisition costs	62,571	3,126,986	3,189,557	62,571	4,544,557	4,607,128
Exploration costs	2,044,738	4,507,654	6,552,392	2,034,917	15,027,492	17,062,409
Less:
Accumulated impairment charges	(1,462,241)	(7,634,640)	(9,096,881)	(1,462,241)	(809,921)	(2,272,162)

	645,068	–	645,068	635,247	18,762,128	19,397,375
Net Carrying Value	645,068	4,742,900	5,387,968	635,247	18,762,128	19,397,375

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the year ended December 31, 2008 of $1,415,736 (2007 - $nil) was recorded in the U.S. cost center and $nil (2007 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

(a)

During the year ended December 31, 2008, the Company’s proven property costs in Colorado (Ant Hill Project) were considered impaired resulting in a $15,519,827 (2007 - $nil) non-cash impairment charge.

(b)	During the year ended December 31, 2008, the Company’s proven property costs in Nevada (Noah Project) were considered impaired resulting in a $2,449,860 (2007 - $nil) non-cash impairment charge.

Impairment charges – Unproven Properties

(c)	During the year ended December 31, 2008, the Company’s unproven property costs in Nevada (Noah Project) were considered impaired resulting in a $5,948,522 (2007 - $nil) non-cash impairment charge.

(d)

During the year ended December 31, 2008, the Company’s unproven property costs in Nevada (Cherry Creek Project) were considered impaired resulting in a $876,195 (2007 - $nil) non-cash impairment charge.

F–9

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

4.	Oil and Gas Properties (continued)

The Company’s unproven acquisition and exploration costs were incurred in the following geographic areas:

	December 31,	December 31,
	2008	2007
	$	$
Chinchaga Project, Alberta	645,068	635,247

Canada	645,068	635,247

Noah Project, Nevada	–	6,239,372
Cherry Creek Project, Nevada	–	852,286
Ant Hill Unit Drilling and Development Project, Colorado	–	11,670,470

United States	–	18,762,128

Total unproven acquisition and exploration costs	645,068	19,397,375

5.	Asset Retirement Obligations

Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. A reconciliation between the opening and closing asset retirement obligations balance is provided below:

	December 31,	December 31,
	2008	2007
	$	$
Beginning asset retirement obligations	113,262	–
Liabilities incurred	113,016	113,016
Deletions related to property disposals	–	–
Accretion	7,647	246

Total asset retirement obligations	233,925	113,262

6.	Related Party Transactions

(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, December 21, 2006, and January 1, 2008, with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of Cdn$20,392 per month. During the year ended December 31, 2008, management fees of $235,697 (2007 - $198,000) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006 December 21, 2006, and January 1, 2008 with a director and officer of the Company. Under the terms of the agreement, the Company agreed to pay Cdn$13,594 per month. During the year ended December 31, 2008, management fees of $157,097 (2007 - $137,028) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006, and January 1, 2008 with a private company wholly-owned by an officer of the Company. Effective January 1, 2008, the officer changed his status to an employee of the Company, and under the terms of the agreement, the Company agreed to pay $12,587 per month. During the year ended December 31, 2008, management fees of $151,044 (2007 – $137,000) were incurred.

(d)

During the year ended December 31, 2008, the Company recorded stock-based compensation as follows: $357,365 (2007 - $602,967) as management fees to officers and directors and $nil (2007 - $111,066) as consulting fees to a director.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

7.	Commitments

(a)

The current Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (EnCana) obliges the Company to conduct a continuous drilling program through future summer drilling seasons, which the Company estimates would consist of a minimum of six wells per season at a cost of approximately $2,000,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company, has suspended drilling operations for the 2009 drilling season. Suspending continuous drilling operations for 2009 will, once the 2009 drilling season matures, cause the Company to become noncompliant with its agreement with EnCana. The Company believes EnCana is fully aware of the negative valuations of potential new wells using short term depressed oil and gas prices, and there are no assurances that a deferral or suspension of drilling activities through 2009 will be agreed to by EnCana. In the event EnCana does not agree to a deferral or suspension for 2009 continuous drilling program and unless negotiated otherwise, the Company’s current Drilling and Development Agreement and ability to drill future wells will terminate, and the Company will retain its interests in the current wells and properties earned to date. Federal unit obligations for drilling for 2009, which require a 2 well minimum, have been met with the Company’s 2008 drilling program

F–10

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

7.	Commitments (continued)

(b)

On July 6, 2007, the Company entered into a lease agreement commencing September 1, 2007 for office premises for a five-year term expiring August 31, 2012. Annual rent, net of operating costs, is payable at $145,973 (Cdn$178,386) for the first two years payable in equal consecutive monthly installments of $12,164 (Cdn$14,865), and $153,459 (Cdn$187,534) for the remaining three years payable in equal consecutive monthly installments of $12,788 (Cdn$15,628). The Company paid a deposit of $40,728 (Cdn$49,771) which will be applied without interest against the last month’s rent due under the lease. This amount is included in prepaid expenses at December 31, 2008. The Company entered into a month to month lease agreement in Colorado for annual rent of $45,600. During the year ended December 31, 2008, the Company paid rent expense and operating costs of $312,241 under these leases, and was reimbursed by sub- lease tenants for $114,271. Future minimum lease payments over the next four fiscal years are as follows:

2009	$148,469
2010	153,459
2011	153,459
2012	102,306

$557,693

8.	Convertible Notes

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

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $3,854,490 as a non-cash interest expense and additional paid-in capital in 2005 as the debt was issued with an intrinsic value conversion feature. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $2,039,490 as additional paid-in capital. The Company recorded further interest expense over the term of the Convertible Debentures of $2,039,490 resulting from the difference between the stated value and carrying value at the date of issuance.

During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock. The unamortized balance of the related embedded equity elements of $92,704 was charged to interest expense in 2005.

On January 17, 2008, and February 8, 2008 the Company entered into a Note and Warrant Amendment Agreement (“Amendment”) with five of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Amendment, the conversion price for the notes upon 100% conversion was amended to $0.50 (86% of the closing bid of the last 5 trading days of 2007), the term of their warrants was amended to expire on August 25, 2009, and the exercise price of the warrants was amended to $1.00, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.50. On February 22, 2008, the Company issued 75,000 shares of common stock upon the exercise of 75,000 warrants at $0.50. The Company issued 4,438,798 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $97,441 upon the conversion of principal of $2,198,383 and accrued interest of $21,016. Additional accrued interest for one of the note holders of $34,450 incurred to the date of conversion was added to the principal amount. The balance of their Convertible Debentures and related accrued interest outstanding has been adjusted such that it is convertible into shares at a price of $0.65 per share. Pursuant to FAS 84 “Induced Conversions of Convertible Debt” (“FAS 84”) the Company recognized a debt conversion expense of $2,403,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Amendment. The Company also paid a commission of $67,220 for brokerage services.

F–11

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

8.	Convertible Notes (continued)

On March 13, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Second Amendment”) with one of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Second Amendment, the conversion price for the notes upon 100% conversion was amended to $0.70 (approximately 80% of the closing price of the last 5 trading days ending February 29, 2008), the term of their warrants was amended to expire on August 25, 2009, and the exercise price of the warrants was amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Second Amendment, in which case the exercise price of the warrants shall be $0.70. The Company issued 726,667 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $17,428 upon the conversion of principal of $500,000 and accrued interest of $8,667. Pursuant to FAS 84 the Company recognized a debt conversion expense of $556,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Second Amendment. The Company also paid a commission of $15,260 for brokerage services.

On April 2, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Third Amendment”) with two of the holders of the convertible debt, whereby the terms of the 6% convertible debt due August 25, 2008 were amended. Upon their election to participate and pursuant to the Third Amendment, the conversion price for the notes upon 100% conversion was amended to $0.70 (approximately 80% of the closing price of the last 5 trading days ending February 29, 2008), the term of their warrants was amended to expire on August 25, 2009 and the exercise price of the warrants was amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Third Amendment, in which case the exercise price of the warrants shall be $0.70. The Company issued 836,786 shares of common stock, and recognized interest expense equal to the unamortized balance of the related embedded equity elements of $17,230 upon the conversion of principal of $562,500 and accrued interest of $23,250. Pursuant to FAS 84 the Company recognized an expense of $646,000 equal to the fair value of all securities and other consideration transferred in the transaction in excess of the fair value of securities issuable pursuant to the original conversion terms as a result of the Third Amendment. The Company also paid a commission of $17,694 for brokerage services.

Upon the completion of the conversions described above, those notes and warrants held by noteholders who chose not to participate in the amendments were repriced such that the conversion price of their notes was reduced from $4.32 to $3.86 and the exercise price of their warrants was reduced from $5.04 to $4.48.

On August 25, 2008, the Company repaid the remaining $5,398,570 principal outstanding and issued 297,614 shares of common stock in lieu of cash interest payments with a value of $77,380. On June 2, 2008, the Company issued 329,665 shares of common stock in lieu of cash interest payments with a value of $118,020. On June 1, 2007, the Company issued 242,245 shares of common stock in lieu of cash interest payments with a value of $261,625, and on December 1, 2007, the Company issued 332,886 shares of common stock in lieu of cash interest payments with a value of $262,979. Interest expense of $430,746 (2007 - $646,119) was accreted during the year ended December 31, 2008. Interest expense of $Nil (2007 - $981,293) was capitalized to the Ant Hill Unit property during the period.

9.	Capital Stock

During the year ended December 31, 2008, the Company issued the following:

	(a)	On January 16, 2008, the Company issued 2,435,698 shares of common stock upon the conversion of $1,217,849 of principal and interest relating to the convertible debentures referred to in Note 8.

	(b)	On February 7, 2008, the Company issued 2,003,100 shares of common stock upon the conversion of $1,001,550 of principal and interest relating to the convertible debentures referred to in Note 8.

	(d)	On February 19, 2008, the Company issued 75,000 common shares upon the exercise of 75,000 warrants at $0.50 per share for proceeds of $37,500.

	(d)	On March 13, 2008, the Company issued 726,667 shares of common stock upon the conversion of $508,667 of principal and interest relating to the convertible debentures referred to in Note 8.

	(e)	On April 2, 2008, the Company issued 836,786 shares of common stock upon the conversion of $585,750 of principal and interest relating to the convertible debentures referred to in Note 8.

	(f)	On June 2, 2008, the Company issued 329,665 shares of common stock in settlement of accrued interest on convertible debentures of $118,020.

	(g)	On August 25, 2008, the Company issued 297,614 shares of common stock upon the conversion of $77,380 of interest relating to the convertible debentures referred to in Note 8.

F–12

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

9.	Capital Stock (continued)

During the year ended December 31, 2007, the Company issued the following:

(h) On June 1, 2007, the Company issued 242,245 shares of common stock in settlement of accrued interest on convertible debentures of $261,625.

(i) On December 1, 2007, the Company issued 332,886 shares of common stock in settlement of accrued interest on convertible debentures of $262,979

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

During the year ended December 31, 2008, the Company granted stock options to directors, officers, consultants, and employees to acquire up to 992,000 shares of common stock exercisable at $0.60 per share on or before January 22, 2013 pursuant to the Amended 2004 Stock Option Plan. One-third of the options vest on April 30, 2008, one-third vest on August 31, 2008 and the final one-third vest on December 31, 2008. The closing market price of the stock on the grant date was $0.62 per share. The fair value for options granted was estimated at the date of grant to be $353,913 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2.61 years, risk-free rate of 2.10% and expected volatility of 96%. The weighted average fair value of these stock options granted was $0.36 per share. During the year ended December 31, 2008, the Company recorded stock-based compensation of $357,365 as management fees, $12,616 as consulting fees and $11,469 as general and administrative expense.

During the year ended December 31, 2007, the Company granted the stock options to a director to acquire up to 100,000 shares of common stock exercisable at $1.13 per share on or before June 11, 2012. One-third of the options vest on October 11, 2007, one-third vest on February 11, 2008 and the final one-third vest on June 11, 2008. The closing market price of the stock on the grant date was $1.09 per share. The fair value for options granted was estimated at the date of grant to be $61,476 using the Black-Scholes option-pricing model assuming an expected life of 2.5 years, a risk-free rate of 4.87% and an expected volatility of 94%. The fair value of these stock options granted was $0.61 per share. During the year ended December 31, 2007, the Company recorded stock-based compensation of $33,939 as management fees.

During the year ended December 31, 2006, the Company granted stock options to directors, employees and consultants to acquire up to 792,000 shares of common stock exercisable at $1.54 per share on or before December 20, 2011. One-third of the options vest on April 20, 2007, one- third vest on August 20, 2007 and the final one-third vest on December 20, 2007. The closing market price of the stock on the grant date was $1.54 per share. The fair value for options granted was estimated at the date of grant to be $792,810 using the Black-Scholes option-pricing model with the following weighted-average assumptions: an expected life of 3 years, a risk-free rate of 4.44%, an expected volatility of 106% and no expected dividends. The weighted average fair value of these stock options granted was approximately $1.01 per share. During the year ended December 31, 2006, the Company recorded stock-based compensation of $51,730 as management fees, $12,318 as consulting fees and $2,019 as general and administrative expense. During the year ended December 31, 2007, the Company recorded stock- based compensation of $569,029 as management fees, $135,501 as consulting fees and $22,213 as general and administrative expense.

A summary of the Company’s stock option activity for the year ended December 31, 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life	Value
Outstanding, December 31, 2006	2,424,000	$ 1.98
Granted	100,000	$ 1.13
Outstanding, December 31, 2007	2,524,000	$ 1.95	3.16	$–
Granted	992,000	$ 0.60
Outstanding, December 31, 2008	3,516,000	$ 1.57	2.69	$–
Exercisable, December 31, 2008	3,516,000	$ 1.57	2.69	$–

F–13

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

9.	Capital Stock (continued)

A summary of the status of the Company’s unvested stock options as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted-Average
		Grant-Date
Unvested options	Number of Shares	Fair Value

Unvested at December 31, 2006	792,000	$ 1.00
	100,000
Granted		0.61
	(825,333)
Vested		0.99

Unvested at December 31, 2007	66,667	$ 0.61

Granted	992,000	0.36
Vested	(1,058,667)	0.37

Unvested at December 31, 2008	–	$ –

As at December 31, 2008, there was $nil (2007 - $27,537) of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Amended 2004 Stock Option Plan.

Share Purchase Warrants

On January 17, 2008, and February 8, 2008, the Company entered into a Note and Warrant Amendment Agreements (“Amendment”) with six of the holders of the convertible debt, whereby the terms of the convertible debt described in Note 8 were amended. Upon their election to participate and pursuant to the Amendment, the term of 565,838 of the noteholders’ warrants was amended to expire on August 25, 2009, and the exercise price of the warrants was amended to $1.00, unless the warrants are exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants shall be $0.50. The fair value of the warrants as amended was estimated at the date of grant to be an incremental $79,702 using the Black-Scholes option-pricing model with the following assumptions: expected life of 1.55 – 1.61 years, risk-free rate of 1.9% - 2.39% and expected volatility of 81%. This amount has been recorded in debt conversion expense. On February 22, 2008, the Company issued 75,000 shares of common stock upon the exercise of 75,000 warrants at $0.50.

On March 13, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Second Amendment”) with one of the holders of the convertible debt, whereby the terms of the convertible debt described in Note 8 were amended. Upon their election to participate and pursuant to the Second Amendment, the term of 50,000 of the noteholders’ warrants was amended to expire on August 25, 2009, and the exercise price of the warrants was amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Second Amendment, in which case the exercise price of the warrants shall be $0.70. The fair value of the warrants as amended was estimated at the date of grant to be an incremental $13,613 using the Black-Scholes option-pricing model with the following assumptions: expected life of 1.45 years, risk-free rate of 1.61% and expected volatility of 79%. This amount has been recorded in debt conversion expense. No warrants were exercised at $0.70.

On April 2, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Third Amendment”) with two of the holders of the convertible debt, whereby the terms of the convertible debt described in Note 8 were amended. Upon their election to participate and pursuant to the Third Amendment, the term of 56,250 of the noteholders’ warrants was amended to expire on August 25, 2009, and the exercise price of the warrants was amended to $1.10, unless the warrants are exercised within 30 business days of the closing date of the Third Amendment, in which case the exercise price of the warrants shall be $0.70. The fair value of the warrants as amended was estimated at the date of grant to be an incremental $14,672 using the Black-Scholes option-pricing model with the following assumptions: expected life of 1.4 years, risk-free rate of 1.54% and expected volatility of 76%. This amount has been recorded in debt conversion expense. No warrants were exercised at $0.70.

Upon the completion of the conversions described above, those warrants held by noteholders who chose not to participate in the amendments were repriced such that the exercise price of their warrants has been reduced from $5.04 to $4.48. These 308,012 warrants expired on August 25, 2008.

F–14

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

9.	Capital Stock (continued)

The following table summarizes the continuity of the Company’s warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2006	16,436,176	$4.30
Issued	–	–
Expired	–	–
Exercised	–	–

Balance, December 31, 2007	16,436,176	$4.30

Issued	–	–
Expired	(308,012)	$4.48
Exercised	(75,000)	$0.50

Balance, December 31, 2008	16,053,164	$4.13

At December 31, 2008, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

490,838	$ 1.00	August 25, 2009
106,250	$ 1.10	August 25, 2009
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

At December 31, 2007, the following share purchase warrants were outstanding:

Number of Warrants	Exercise Price	Expiry Date

980,100	$ 5.04	August 28, 2008
7,728,038	$ 3.25	February 16, 2009
7,728,038	$ 5.25	February 16, 2009

10.	Restricted Cash

As at December 31, 2008 restricted cash consists of $91,867 (CAD$112,500) (2007 - $114,682 (CAD$112,500)) for security for corporate credit cards. On February 9, 2009, this amount was reduced to $26,718 (CAD$32,500) reflecting a reduction in credit limit amount.

11.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $21,411,000, which commence expiring in 2024. Pursuant to SFAS No. 109, the Company is required to compute tax assets for net operating losses carried forward. Potential assets of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2008 and 2007, the valuation allowance established against the deferred tax assets increased by $12,007,000 and $519,000, respectively. The components of the net deferred tax asset at December 31, 2008 and 2007, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2008	2007
	$	$

Deferred tax asset (liability)
- Oil and gas assets	7,692,000	(2,014,000)
- Property and equipment	(106,000)	(16,000)
- Stock-based compensation	809,000	967,000
- Net operating losses	6,099,000	4,945,000
- Less valuation allowance	(14,494,000)	(3,882,000)

Net deferred tax asset	–	–

F–15

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

11.	Income Taxes (continued)

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes. The difference results from the following:

	December 31,	December 31,
	2007	2007
	$	$

Earnings (loss) before taxes	(30,996,554)	(1,327,000)
Statutory rate	35%	35%

Computed expected tax (recovery)	(10,849,000)	(464,000)
Non-deductible expenses	1,395,000	(55,000)
Previously unrecognized tax assets	(1,158,000)
Change in valuation allowance	10,612,000	519,000

Reported income taxes	–	–

During the year 2008, the Company did not recognize any interest and penalties. The amount attributed to interest and penalties, if any, would be immaterial.

The Company has filed income tax returns since inception in the United States and Canada. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

12.	Subsequent Events

On March 5, 2009 the Company received notice of a lien being placed against the Colorado property by one of the suppliers relating to the pipeline installation. The lien filed is in the amount of $692,118, which the Company disputes as this amount: does not include credits and discounts previously agreed to of approximately $310,000 relating to incorrect billing processes and procedures performed by the supplier; does not reflect payments made by the Company; and includes certain other disputed amounts. The Company calculates the final amount due the supplier to be approximately $286,000.

The Company is working with its operating partner to resolve unpaid invoices and remove the lien, but the outcome is uncertain. The loss, if any, resulting from the outcome of the above will be recorded in the period when such determination or settlements are made.

The Company and its operating partner are aware there are other unpaid suppliers who could file notice of lien against the recently drilled White River Dome property.

F–16

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

Capitalized Costs Related to Oil and Gas Producing Activities

	December 31,	December 31,
	2008	2007

Proved oil and gas properties	$24,128,323	$–
Unproved oil and gas properties	9,741,949	21,669,537
Less accumulated depletion and impairment	(28,482,304)	(2,272,162)
Net capitalized costs	$5,387,968	$19,397,375

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	December 31, 2008			December 31, 2007
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Property Acquisition Costs:
Proved costs	–	124,761	124,761	–	–	–
Unproved costs	–	95,280	95,280	62,571	270,071	332,642
	–	220,041	220,041	62,571	270,071	332,642

Exploration Costs:
Proved costs	–	9,857,991	9,857,991	–	–	–
Unproved costs	9,821	2,125,330	2,135,151	572,676	6,675,454	7,248,130

	9,821	11,983,321	11,993,142	572,676	6,675,454	7,248,130

Results of Operations from Oil and Gas Producing Activities - United States

	December 31,	December 31,
	2008	2007

Revenue	$2,392,435	$64,992
Production costs	(846,069)	(47,118)
Depletion, depreciation and amortization	(1,385,692)	–
Impairment of oil and gas property	(24,794,404)	–
Results of operations from producing activities (excluding corporate overhead
and interest)	$(24,633,730)	$17,874

F–17

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

Reserve Information

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Future cash flows are computed by applying fiscal period end prices of natural gas and oil to period end quantities of proved natural gas and oil reserves. Year-end market prices used for the standardized measures below were $25.97/barrel for liquids and $4.59/Mcf for gas. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of ten percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company’s natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

Proved Oil and Gas Reserve Quantities

	December 31,	December 31,
	2008	2007

	Oil	Oil
	(bbl)	(bbl)

Balance beginning of the year	170,507	–
Discoveries	42,711	170,939
Revisions of previous estimates	(93,555)	–
Production	(11,419)	(432)

Balance end of the year	108,244	170,507

	Gas	Gas
	(mcf)	(mcf)

Balance beginning of the year	4,505,436	–
Discoveries	1,244,946	4,526,753
Revisions of previous estimates	(3,315,843)	–
Production	(230,094)	(21,317)

Balance end of the year	2,204,445	4,505,436

Standardized Measure of Discounted Future Net Cash Flow

December 31,
2008
Future cash inflows	$11,550,195
Future production and development costs	(4,027,469)
Future income tax expenses	(2,632,954)
Future net cash flows	4,889,772
10% annual discount for estimated timing of cash flows	(1,806,860)
Standardized measure of discounted future net cash flows	$3,082,912

F–18

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A.    Controls and Procedures

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

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	51	May 14, 2004
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	52	May 14, 2004
John Martin	Director	52	August 31, 2004
Ralph Stensaker	Director	49	June 11, 2007
Larry Kellison	Chief Operating Officer	54	May 1, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Ralph Stensaker – Director

Mr. Stensaker has been a director of our company since June 11, 2007. Mr. Stensaker has an MBA from the Ivey School of Business at the University of Western Ontario and is a Certified General Accountant. He has 25 years of varied experience in finance and administration and is currently the principal of Stensaker & Company, Certified General Accountant, which is based in Vancouver British Columbia and provides accounting and advisory services to small-medium sized businesses.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Donald Sharpe	6(1)	32(1)	Nil
Drew Bonnell	Nil	Nil	Nil
John Martin	Nil	Nil	Nil
Ralph Stensaker	1(1)	1(1)	Nil
Larry Kellison	Nil	Nil	Nil

(1) The executive officer, director or holder of 10% or more of our common stock filed a late Form 4 –Statement of Changes in Beneficial Ownership of Securities.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2008 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. Effective January 1, 2008 Ralph Stensaker was appointed chair of the audit committee. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2008 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Donald Sharpe President and Director(1)	2008 2007	235,697 198,000	Nil Nil	Nil Nil	86,797 218,857	Nil Nil	Nil Nil	Nil Nil	322,494 416,857
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	2008 2007	157,097 137,028	Nil Nil	Nil Nil	86,797 218,857	Nil Nil	Nil Nil	Nil Nil	243,894 355,885
Larry Kellison, Chief Operating Officer(3)	2008 2007	151,044 137,000	Nil Nil	Nil Nil	86,797 131,314	Nil Nil	Nil Nil	Nil Nil	237,841 268,314

(1)	Mr. Sharpe was appointed the President and a director of our company on May 14, 2004.

(2)	Mr. Bonnell was appointed the Chief Financial Officer, Secretary, Treasurer and Director of our company May 14, 2004.

(3)	Mr. Kellison was appointed the Chief Operating Officer of our company on May 1, 2006.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of $16,500 per month pursuant to an Amended Management Agreement dated December 21, 2006, effective January 1, 2007. During the twelve month period ended December 31, 2007 we paid D. Sharpe Management Inc. an aggregate amount of $198,000. On December 21, 2007, we entered into an Amended Management Agreement with D. Sharpe Management Inc. whereby, effective January 1, 2008, we pay D. Sharpe Management Inc. CDN$20,392 per month for management services rendered by Donald Sharpe. During the twelve month period ended December 31, 2008 we paid D. Sharpe Management Inc. an aggregate amount of $235,697.

We pay Drew Bonnell, our chief financial officer and a director of our company, a management fee of $11,000 per month, pursuant to an Amended Management Consulting Agreement dated December 21, 2006, effective January 1, 2007, in consideration for management services rendered by Drew Bonnell. During the twelve month period ended December 31, 2007 we paid Drew Bonnell an aggregate amount of $137,028. On December 21, 2007 we entered into an Amended Management Consulting Agreement with Drew Bonnell whereby, effective January 1, 2008, we pay Drew Bonnell CDN$13,594 per month for management services rendered by Drew Bonnell. During the twelve month period ended December 31, 2008 we paid Drew Bonnell an aggregate amount of $157,097.

We pay Larry Kellison, our chief operating officer, a management fee of $11,000 per month, pursuant to an Amended Management Consulting Agreement dated December 21, 2006, effective January 1, 2007, with Freestone Energy LLC, a company wholly owned and controlled by him, in consideration for management services rendered by Larry Kellison. During the twelve period ended December 31, 2007, we paid Freestone Energy LLC an aggregate amount of $137,000. On December 21, 2007, we entered into an Executive Employment Agreement, effective January 1, 2008, with Larry Kellison whereby, effective January 1, 2008, we pay Larry Kellison $12,587 per month for employment services rendered by Larry Kellison. During the twelve period ended December 31, 2008, we paid Larry Kellison an aggregate amount of $151,044.

2008 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2008:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Threshold ($)	Maximum ($)	Target ($)	Maximum ($)
Donald Sharpe President and Director(1)	January 22, 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	250,000	0.60	86,797
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	January 22, 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	250,000	0.60	86,797
Larry Kellison, Chief Operating Officer(3)	January 22, 2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	250,000	0.60	86,797

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald Sharpe President and Director(1)	250,000 200,000 250,000 250,000 250,000	- - - -	- - - - -	0.50 2.50 2.50 1.54 0.60	June 11, 2009 May 1, 2010 Feb 28, 2011 Dec 20, 2011 Jan 22, 2013	- - - - -	- - - - -	- - - - -	- - - - -

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	200,000 250,000 250,000 250,000	- - -	- - - -	2.50 2.50 1.54 0.60	May 1, 2010 Feb 28, 2011 Dec 20, 2011 Jan 22, 2013	- - - -	- - - -	- - - -	- - - -
Larry Kellison Chief Operating Officer(3)	150,000 150,000 250,000	- - -	- - -	2.50 1.54 0.60	May 1, 2011 Dec 20, 2011 Jan 22, 2013	- - -	- - -	- - -	- - -

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2008 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2008:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Martin	Nil	Nil	34,719	Nil	Nil	Nil	34,719
Ralph Stensaker	Nil	Nil	34,719	Nil	Nil	Nil	34,719

(1) Based on the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2008 in accordance with SFAS 123R, excluding estimated forfeitures and using only actual forfeitures. The assumptions we used for calculating the grant date fair value are set forth in Notes to our consolidated financial statements included in this Annual Report.

(2) As of December 31, 2008, the aggregate number of shares of our Common Stock subject to outstanding option awards held by our non-employee directors was as follows: John Martin, 350,000 shares; and Ralph Stensaker, 200,000 shares.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 16, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	11,023,916(2)	21.76%
Drew Bonnell Suite 1680, 200 Burrard Street Vancouver, BC V6C 3L6	950,000(3)	1.88%
Ralph Stensaker 809 – 9266 University Crescent Burnaby, BC V5A 4Z1	200,000(4)	0.40%
Larry Kellison 4 Elk Lane Littleton, CO 80127	550,000(5)	1.10%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
John Martin 2, rue Thalberg 1201 Geneva, Switzerland	350,227(6)	0.70%
Directors and Executive Officers as a Group(1)	13,074,143 common shares	25.85%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 16, 2009. As of March 16, 2009, there were 49,467,856 shares of our company’s common stock issued and outstanding

(2)	Includes options to acquire an aggregate of 1,200,000 shares of common stock exercisable within 60 days.

(3)	Includes options to acquire an aggregate of 950,000 shares of common stock exercisable within 60 days.

(4)	Includes options to acquire an aggregate of 200,000 shares of common stock exercisable within 60 days.

(5)	Includes options to acquire an aggregate of 550,000 shares of common stock exercisable within 60 days.

(6)	Includes options to acquire an aggregate of 350,000 shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Over the year ended December 31, 2008, our company incurred management fee expenses in the amount of $924,847 and consulting fee expenses in the amount of $12,616.

A management fee expense of $235,697 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company for the year ended December 31, 2008. We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of $16,500 per month pursuant to an amended management agreement dated December 21, 2006, effective January 1, 2007. During the twelve month period ended December 31, 2007 we paid D. Sharpe Management Inc. an aggregate amount of $198,000. On December 21, 2007, we entered into an amended management agreement with D. Sharpe Management Inc. whereby, effective January 1, 2008, we pay D. Sharpe Management Inc. CDN$20,392 per month for management services rendered by Donald Sharpe.

A management fee expense of $157,097 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2008. We pay Drew Bonnell, our chief financial officer and a director of our company, a management fee of $11,000 per month, pursuant to an amended management consulting agreement dated December 21, 2006, effective January 1, 2007, in consideration for management services rendered by Drew Bonnell. During the twelve month period ended December 31, 2007 we paid Drew Bonnell an aggregate amount of $137,028. On December 21, 2007 we entered into an amended management consulting agreement with Drew Bonnell whereby, effective January 1, 2008, we pay Drew Bonnell CDN$13,594 per month for management services rendered by Drew Bonnell.

A management fee expense of $151,044 was charged by Larry Kellison in his role as chief operating officer for the year ended December 31, 2008. We pay Larry Kellison, our chief operating officer, a management fee of $11,000 per month, pursuant to an amended management consulting agreement dated December 21, 2006, effective January 1, 2007, with Freestone Energy LLC, a company wholly owned and controlled by him, in consideration for management services rendered by Larry Kellison. During the twelve period ended December 31, 2007, we paid Freestone Energy LLC an aggregate amount of $137,000. On December 21, 2007, we entered into an executive employment agreement, effective January 1, 2008, with Larry Kellison whereby, effective January 1, 2008, we pay Larry Kellison $12,587 per month for employment services rendered by Larry Kellison.

Director Independence

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

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2008 and for fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$40,000	$33,000
Audit Related Fees	$24,500	$21,000

	Year Ended
	December 31, 2008	December 31, 2007
Tax Fees	$6,500	$9,000
All Other Fees	Nil	Nil
Total	$70,000	$63,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)

Exhibit
Number	Description

(10)	Material Contracts

10.1	Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

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

RAB Special Situations (Master) Fund Ltd.
Cranshire Capital LP
Douglas Campbell Jr.
SDS Capital Group SPC, Ltd.
Nite Capital LP
Omicron Master Trust
Capital Ventures International
Crestview Capital Master, LLC
Double U Master Fund LP
Iroquois Master Fund Ltd.
JGB Capital LP
Enable Growth Partners LP
Enable Opportunity Partners LP

Exhibit
Number	Description

10.4	Form of Convertible Promissory Note entered into with the following persons (incorporated by reference from our Current Report on Form 8-K filed on August 31, 2005):

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

10.11	Form of Subscription Agreement entered into with the following individuals (incorporated by reference from our Current Report on Form 8-K filed on February 24, 2006):

Exhibit
Number	Description

	Keith Reid	Keats Investments Ltd.	Nite Capital LP
	John Pevedoros	Absolute East West Fund	George S. Palfi
	Stephen Hanson	Alpine Atlantic Asset Mgt., Ltd.	Parker Communication Corp.
	Paul King	La Roche & Co. Banquiers	Carolyn Townshend
	Jason McCarroll	Norene Brown	862002 Alberta Ltd.
	Arbutus Gardens Apartments	Credit Suisse Securities (USA)	Olivier Turrettini
	Corp.	LLC	Veronique Rochette
	Epsilon Management Ltd.	Stanley Case	RMB International (Dublin)
	Conrad Weiss	Chartwell Investment Services	Ltd.
	Yingchun Ye	S.A.	SDS Capital Group SPC, Ltd.
	Maria Pedrosa	Donna Chudnow	Shalimar Business
	Sara Relling	Clearwaters Management Ltd.	Synergy Resource Fund UBS
	Bantry Bay Properties Inc.	Cranshire Capital, LP	Zurich
	Barb Turner	Swell Capital Limited	UBS AG
	C-Quest Holdings Ltd.	Crescent International Ltd.	Rupert Edward Williams
	Avtar Dhillon	Double U Master Fund Ltd.	Christian Weyer
	Hao Tang	Andrea Egger	Winsome Capital Inc.
	Neil Maedel	Epson Investment Services NV	Banque Vontobel Geneve, SA
	Donald Rippon	Evergreen Investment	Iroquois Master Fund Ltd.
	Peter Ross	Corporation	Wilma E. Bonnell
	John Martin	GLG European Opportunity Fund	Pierce Diversified Strategy
	Gregg Layton	General Research GmbH	Master Fund LLC
	Dolwar Invest & Trade Corp.	Ralph Hogg	Enable Opportunity Partners LP
	Barry Maedel	HSBC Guyerzeller Bank AG	Enable Growth Partners LP
	John Tognetti	Kaupthing Bank Luxembourg	Kimberly Lloyd
	Clarion Finanz AG	Lombard Odier Darier Hentsch	Paul Mitchell
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

10.19	Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin and Larry Kellison (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

Exhibit
Number	Description

10.20	Form of Stock Option Agreement with Paul Mitchell, Kim Lloyd and Olga Bespalaja (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

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

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

Exhibit
Number	Description

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

*                   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.

By:   /s/ Donald Sharpe
Donald Sharpe, President
(Principal Executive Officer)
March 24, 2009

By:   /s/ Drew Bonnell
Drew Bonnell, Secretary, Treasurer and CFO
(Principal Financial Officer and Principal Accounting Officer)
March 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Donald Sharpe	By: /s/ Drew Bonnell
Donald Sharpe, President	Drew Bonnell, Secretary, Treasurer and CFO
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting
March 24, 2009	Officer)
March 24, 2009

By: /s/ John Martin	By: /s/ Ralph Stensaker
John Martin	Ralph Stensaker
Director	Director
March 24, 2009	March 24, 2009