Form 10-Q
period 2009-03-31
EDEN ENERGY CORP
filed 2009-05-14
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

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
49,467,856 common shares issued and outstanding as of May 5, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

March 31, 2009

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$327,620	$697,266
Accrued petroleum revenues	162,813	180,163
Other receivables	81,057	933,705
Prepaid expenses	190,529	130,356
Total Current Assets	762,019	1,941,490
Oil and gas properties (Note 2)	3,961,625	5,387,968
Restricted cash	11,868	91,867
Property and equipment, net of depreciation of $80,097 (2008 - $68,135)	139,055	151,017
Total Assets	$4,874,567	$7,572,342

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,001,499	$1,810,797
Total Current Liabilities	1,001,499	1,810,797
Asset retirement obligation	237,039	233,925
Total Liabilities	1,238,538	2,044,722
Contingencies and Commitments (Notes 1, 3 and 5)
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	-	-
Common Stock: (Note 4)
100,000,000 shares authorized, $0.001 par value
49,467,856 (2008 – 49,467,856) shares issued and outstanding	49,468	49,468
Additional paid-in capital	50,424,093	50,424,093
Accumulated other comprehensive income	33,795	34,515
Deficit	(46,871,327)	(44,980,456)
Total Stockholders’ Equity	3,636,029	5,527,620
Total Liabilities and Stockholders’ Equity	$4,874,567	$7,572,342

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Revenue
Oil and gas	$262,517	$438,921

Expenses

Consulting - stock-based compensation	-	2,538
Debt conversion expense	-	2,912,000
Depletion, depreciation and amortization	146,944	409,845
General and administrative
- cash-based	243,174	216,054
- stock-based compensation	-	2,307
Impairment of oil and gas properties (Note 2)	1,506,375	-
Interest expense	64	502,203
Management fees
- cash-based	83,750	143,798
- stock-based compensation	-	81,719
Oil and gas operating expenses	141,070	284,670
Professional fees	37,542	114,334

Operating expenses	2,158,919	4,669,468

Loss before other items	(1,896,402)	(4,230,547)

Other items

Gain (loss) on foreign exchange	5,392	(4,197)
Interest income	139	172,596

Net loss	(1,890,871)	(4,062,148)

Other comprehensive loss

Foreign currency translation adjustment	(720)	(9)

Comprehensive loss	$(1,891,591)	$(4,062,157)

Basic and diluted loss per share	$(0.04)	$(0.09)

Weighted average number of common shares outstanding –
basic and diluted	49,468,000	46,112,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008
Cash provided by (used in):
Operating Activities:
Net loss from operations	$(1,890,871)	$(4,062,148)
Non-cash items:
Impairment of oil and gas properties	1,506,375	-
Interest expense relating to accretion of convertible debt	-	279,948
Interest expense paid by issue of common stock	-	29,686
Depletion, depreciation and amortization	146,944	409,845
Stock-based compensation	-	86,564
Debt conversion expense	-	2,912,000
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	17,350	(53,197)
Other receivables	852,648	-
Prepaid expenses and other	(60,172)	6,703
Accounts payable and accrued liabilities	117,386	170,811
	689,660	(219,788)
Investing Activities:
Restricted cash	80,000	-
Purchase of property and equipment	-	(65,001)
Oil and gas property acquisition and exploration, net	(1,138,585)	(5,293,378)
	(1,058,585)	(5,358,379)

Financing Activities:
Issuance of common stock, net of issuance costs	-	37,500
	-	37,500
Effect of exchange rate changes on cash	(721)	(10)
Decrease in cash and cash equivalents	(369,646)	(5,540,677)
Cash and cash equivalents, beginning	697,266	19,617,518
Cash and cash equivalents, ending	$327,620	$14,076,841

Non-cash financing and investing activities:
Net change in non-cash working capital items in investing activities
Issue of common stock for interest expense	$-	$29,686

Supplementary disclosure:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2009
Notes to Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-Q of Regulation S-K and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2008.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has accumulated losses of $46,871,327 since inception including a loss for the current period of $1,890,871 of which $1,506,375 is related to property impairment. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the recent global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	March 31, 2009			December 31, 2008
	Canada	United States	Total	Canada	United States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	-	1,661,002	1,661,002	-	1,641,221	1,641,221
Exploration costs	-	22,678,102	22,678,102	-	22,487,102	22,487,102
Less:
Accumulated depletion	-	(1,547,604)	(1,547,604)	-	(1,415,736)	(1,415,736)
Accumulated impairment charges	-	(19,476,062)	(19,476,062)	-	(17,969,687)	(17,969,687)
	-	3,315,438	3,315,438	-	4,742,900	4,742,900
Unproven Properties
Acquisition costs	63,690	3,126,986	3,190,676	62,571	3,126,986	3,189,557
Exploration costs	2,044,738	4,507,654	6,552,392	2,044,738	4,507,654	6,552,392
Less:
Accumulated impairment charges	(1,462,241)	(7,634,640)	(9,096,881)	(1,462,241)	(7,634,640)	(9,096,881)
	646,187	-	646,187	645,068	-	645,068
Net Carrying Value	646,187	3,315,438	3,961,625	645,068	4,742,900	5,387,968

All of the Company’s oil and gas properties are located in the United States and Canada. The Company’s unproven acquisition and exploration costs were incurred in Canada.

Eden Energy Corp.
(An Exploration Stage Company)
March 31, 2009
Notes to Consolidated Financial Statements
(Unaudited)

2.	Oil and Gas Properties (continued)

Depletion expense – Proven Properties

Depletion expense for the three months ended March 31, 2009 of $131,868 (March 31, 2008 - $349,839) was recorded in the U.S. cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the three months ended March 31, 2009, the Company’s proven property costs in Colorado (Ant Hill Project) were considered impaired resulting in a $1,506,375 (March 31, 2008 - $nil) non-cash impairment charge.

3.	Commitments

The current Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (EnCana) obliges the Company to conduct a continuous drilling program through future summer drilling seasons on the Ant Hill Property, which the Company estimates would consist of a minimum of six wells per season at a cost of approximately $2,000,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company has suspended drilling operations for the 2009 drilling season. Suspending continuous drilling operations for 2009 will, once the 2009 drilling season ends, cause the Company to become noncompliant with its agreement with EnCana. The Company is in discussions with EnCana to defer its drilling obligations for one year due to low prices. In the event EnCana does not agree to a deferral or suspension for 2009 continuous drilling program and unless negotiated otherwise, the Company’s current Drilling and Development Agreement and ability to drill future wells will terminate, and the Company will retain its interests in the current wells and properties earned to date. Federal unit obligations for drilling for 2009, which require a 2 well minimum, have been met with the Company’s 2008 drilling program.

4.	Capital Stock

During the three months ended March 31, 2009, no shares were issued.

Stock Options

During the three months ended March 31, 2009 the Company did not grant any stock options and no stock options were cancelled or expired.

5.	Contingency

On March 5, 2009 the Company received notice of a lien being placed against the Colorado property by one of the suppliers relating to a pipeline installation. The lien filed is in the amount of $692,118, which the Company disputes as this amount: does not include credits and discounts previously agreed to of approximately $310,000 relating to incorrect billing processes and procedures performed by the supplier; does not reflect payments made by the Company; and includes certain other disputed amounts. The Company calculates the final amount due the supplier to be approximately $286,000. The Company is working with its operating partner to resolve unpaid invoices and remove the lien, but the outcome is uncertain. The loss, if any, resulting from the outcome of the above will be recorded in the period when such determination or settlements are made.

6.	Subsequent Event

On April 27, 2009 the Company received notice of a lien being placed against a property by a supplier. The lien filed is in the amount of $28,956.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

From mid 2004 through to mid 2008 we were an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a natural gas development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. The White River Dome project became our primary focus of activity mid 2008 due to the belief it represented the combination of good commercial returns while providing a large number of low risk development locations. We commenced receiving significant revenues from our White River Dome project during 2008 and have moved from an exploration stage company to an operating company.

During 2008 Eden continued with a strategy of growing its natural gas and oil reserves and production by drilling four new wells in the Ant Hill Unit. These new wells were added to production in the first quarter of 2009 bringing our total number of production wells in the area to eight. Net production from continuing operations for the quarter ended March 31, 2009 increased slightly to approximately 76,000 Mcfe as compared to approximately 71,000 Mcfe for the quarter ended March 31, 2008. Revenues declined due to significantly lower commodity prices received to approximately $262,517 for the quarter ended March 31, 2009 as compared to approximately $438,921 for the quarter ended March 31, 2008.

First quarter declines in gas and oil prices have continued to impair the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless the current economic climate changes dramatically in the near future, which is not anticipated, 2009 drilling operations in the

Ant Hill Unit have been suspended. Management is reassessing its future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions.

Management is rationalizing corporate costs where possible in an attempt to better align them with future expected reduced revenues, though based on current projections Management anticipates an operating cash shortfall in the near future. The as yet unresolved matter over pipeline costs and reimbursements to Eden with our operating partner in Colorado further exacerbates cash flow challenges. Additional funds to meet obligations and to cover the costs of company operations are required in the near future and Management is attempting to secure funding, though given the ongoing global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised. Notwithstanding the foregoing, Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

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

White River Dome, Ant Hill Unit Drilling and Development Project – Colorado

The White River Dome, Ant Hill Project is a natural gas development-drilling program located in the Piceance Basin of western Colorado. Through agreements entered into September 1, 2006 and August 31, 2007 we have an 85% working interest in these prospective lands, and Eden carries EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden earned a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160-acre drilling block.

After the initial four locations were drilled, Eden elected to develop 4 additional 160-acre drilling blocks on acreage outside the existing PA’s under the same terms, which initiated Eden’s continuing drilling commitment. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing, which would provide for another 68 drilling locations.

Ant Hill Unit – Colorado

The primary targets are the Cameo Coal and Williams Fork Sandstones of the Cretaceous Mesaverde Group, found at an average depth of 8,100 feet. As of January 1, 2009 cumulative production from the field is in excess of 75 BCF from 162 wells, with current production averaging 8 MMCF/D from 109 active wells. Typical well life in the field is in the range of 20 – 25 years. Based upon our independent engineer’s analysis, Eden currently estimates ultimate reserves per well to be approximately 1.30 Bcfe per well, with an initial production rate of approximately 1,000 mcfd. Gas from the Ant Hill unit typically contains about 25% carbon dioxide, which is removed at a local natural gas treatment plant. Drilling and completion costs have historically been in the $2,000,000 range per well throughout the field, though with service costs declining due to general economic conditions, we expect these costs will be reduced in future. Operations in the White River Dome Field are largely prohibited in the winter months.

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

On March 12 2009 we reported we had received notice of a lien being placed against the property by one of the suppliers relating to the pipeline installation. The lien filed is in the amount of $692,118, which we dispute as this amount; does not include credits and discounts previously agreed to of approximately $310,000 relating to incorrect billing processes and procedures performed by the supplier, does not reflect payments made by the Company, and includes certain other disputed amounts. Eden calculates the final amount due the supplier to be approximately $286,000. We are working with our operating partner to resolve unpaid invoices and remove the lien, but until such time as the issue with the operating partner is resolved, the outcome is uncertain and the Company may be contingently liable for additional amounts not recorded at this quarter end. The loss, if any, resulting from the outcome of the above will be recorded in the period when such determination or settlements are made.

To the date of filing this report and despite ongoing discussions, no resolution whereby we are to be reimbursed for the costs we have incurred to build the pipeline has been reached. We incurred total costs of approximately $1,635,920 to construct the pipeline, which we expected to be reimbursed for from our operating partner. Approximately $767,895 remains outstanding to us. As a result there are a number of suppliers to our 2008 White River Dome well and pipeline program that still remain unpaid. Eden and our operating partner are aware these unpaid suppliers could file notice of lien against the recently drilled White River Dome property. On April 27, 2009 we received notice of a lien being placed against the property by one other supplier relating to our 2008 well program. The lien filed is in the amount of $28,956.

Net production from continuing operations for the quarter ended March 31, 2009 increased slightly to approximately 76,000 Mcfe as compared to approximately 71,000 Mcfe for the quarter ended March 31, 2008. Revenues declined due to significantly lower commodity prices received for our production, to approximately $262,517 for the quarter ended March 31, 2009 as compared to approximately $438,921 for the quarter ended March 31, 2008. Due to the continuing decline in natural gas and oil selling prices throughout the first quarter 2009 and its impact on our ceiling test, we are reporting an impairment of $1,506,375 for the quarter ended March 31, 2009 relating to this property.

First quarter declines in gas and oil prices have continued to impair the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless the current economic climate changes dramatically in the near future, which is not anticipated, 2009 drilling operations in the Ant Hill Unit have been suspended. Suspending continuous drilling operations for 2009 will, once the 2009 drilling season matures, cause us to become noncompliant with our Drilling and Development Agreement with EnCana. We are in discussions with EnCana to defer our drilling obligations in the Ant Hill Unit for one year due to low prices. In the event EnCana does not agree to a deferral or suspension for 2009 continuous drilling, our current Drilling and Development Agreement will terminate, and we will retain our interests in the current wells and properties we have earned to date. Federal Unit obligations for drilling for 2009, which require a 2 well minimum, have been met with our 2008-drilling program. Management is reassessing its future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions. More detailed information on this project is available in our recent 2008-year end filing.

Noah Project - Nevada

From August 2004 to July 2008 we conducted an exploration program in Nevada, which cumulated in the drilling of the Noah Federal #1 well in the spring of 2008. On April 28, 2008 we reported the Noah Federal #1 well had been plugged and abandoned after reaching a total depth of 7,080 feet. The well encountered its targeted formation, the sub-thrust Devonian Simonson dolomite, at a depth of 5,058 feet. Based on log analysis and the lack of oil or gas shows while drilling, the well did not warrant further testing.

On July 28, 2008 we reported our joint venture partner advised us they have elected not to pursue further exploration on additional Prospect area lands beyond the earned Prospect Area 1. We reported also that after incorporating the results of the Noah well into our overall geological model of the area, we have decided not to pursue additional drilling leads and will not be renewing leases we hold in the project area. Accordingly, we recognized total impairment of $8,398,382 related to the Noah project during the year ended December 31, 2008.

We believe that the Noah #1 well adequately tested our best seismic feature, and the results of the well did not warrant further drilling on the prospect or the expense of maintaining the leases. Therefore and pursuant to the Participation Agreement with Cedar Strat and upon their instruction, on October 27, 2008 we assigned all of our rights, title, and interest in all of the approximate 150,000 acres of leases in Prospect Areas 2 through 4 of the Noah Prospect to Diamond Land, LLC, a Utah based Company. Pursuant to the Participation Agreement, on November 3, 2008 we assigned the appropriate overriding royalties of Prospect Area 1 to Cedar Strat and Fort Scott. On December 11, 2008 we assigned our interests in approximately 39,732 acres of Prospect Area 1 to our drilling Partner in Prospect Area 1. We retained a 0.5% overriding royalty interest in the approximate 9,808 acres of the drill site lease only of Prospect Area 1, essentially concluding our participation and interest in the Noah project. We are not carrying any value for this retained override as the fair value is not readily determinable.

Due to Diamond Land, LLC and/or Cedar Strat Corporation’s failure to file the aforementioned assignments within the BLM mandated filing period, on February 23, 2009 we agreed by Letter Agreement with Cedar Strat Corporation to extend the assignment period to March 31, 2009 whereby Cedar Strat Corporation will advise us which leases and to which entity Eden should make assignment of the lands in Prospect Area 2 through 4 of the Noah prospect. On March 31, 2009 we assigned leases as instructed by Cedar Strat to Emergent Value Group LLC. More detailed information on this project is available in our recent 2008-year end filing.

Cherry Creek Project - Nevada

On October 21, 2005, we entered into a separate Letter Agreement with Cedar Strat Corporation for the exploration and development of a new project called Cherry Creek. On July 28, 2008, subsequent to the Noah well drilling and after a careful review of the technical aspects of the project, we reported we decided not to pursue further activities and would not be renewing leases we hold in the project area. Accordingly, we have recognized total impairment of $876,195 related to the Cherry Creek project during the year ended December 31, 2008.

Pursuant to the Participation Agreement with Cedar Strat on October 7, 2008 we assigned our interest in all of the approximate 26,000 acres of leases in the Cherry Creek prospect to Cedar Strat Corporation thereby concluding our participation and interest in the project.

Due to Cedar Strat Corporation’s failure to file the aforementioned assignments within the BLM mandated filing period, on February 23, 2009 we agreed by Letter Agreement with Cedar Strat Corporation to extend the assignment period to March 31, 2009 whereby Cedar Strat Corporation will advise us which leases and to which entity Eden should make assignment of the lands in the Cherry Creek prospect. On March 31, 2009 we assigned leases as instructed by Cedar Strat to Lucinda Kemp. More detailed information on this project is available in our recent 2008-year end filing.

Chinchaga Project – Alberta

From March 13, 2006 to February 2007 in conjunction with our partners, we conducted an exploration program in Alberta, which cumulated with drilling two exploratory wells. Both wells were plugged and abandoned in early 2007 and we recognized total impairment of $1,462,214 relating to the dry wells. By drilling these wells we have earned an interest in certain lands for potential future exploration. At this time no further decisions on continuing exploration in the area have been made. More detailed information on this project is available in our recent 2008-year end filing.

Cash Requirements

For the next twelve-month period we expect to monitor our exploration projects in Alberta as our joint venture agreements provide for. We expect to review other potential exploration projects from time to time as they are presented to us.

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

The continuing declines in gas and oil prices through the first quarter of 2009 together with the ongoing deterioration of general economic conditions has led to a significant write down in the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless there is dramatic positive change to the deterioration of the general economy and depressed commodity prices, which we do not anticipate in the short term, drilling operations in Colorado for 2009 have been suspended and we are further downgrading our estimate of net revenues for the next twelve month period. We expect the resultant cash flows for the next twelve-month period not to exceed a range of $500,000 to $600,000 leaving us with an anticipated operating cash shortfall in the near future. For the period ending March 31, 2009 we had received or accrued approximately $262,517 from gas, oil, and natural gas liquid sales from our production wells.

Management is reassessing future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions. Management is rationalizing corporate costs where possible in an attempt to better align them with future expected reduced revenues, though based on current projections Management anticipates an operating cash shortfall in the near future. Additional funds to meet obligations and to cover the costs of company operations are required in the near future and Management is attempting to secure funding, though given the recent global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised.

Our net cash provided by financing activities during the three months ended March 31, 2009 was nil as compared to $37,500 during the three months ended March 31, 2008.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	900,000
Ant Hill Unit Lease Operating Expenses	300,000
Total	1,200,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2010 other than office computers, furnishings, and communication equipment as required.

Research and Development

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

Currently our only employees are our directors and officers. Due to the deterioration of general economic conditions, effective February 28, 2009, we concluded our contract with an investor’s relations consultant and laid off a corporate manager and oil and gas assistant. There may be further material changes in the number of employees over the next 12-month period. We do and will continue to outsource contract employment as needed. With project advancement and if we are successful in any exploration or drilling programs, we may retain additional employees.

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

Property and Equipment

Property and equipment is recorded at cost of $219,152 (2008 - $219,152) less accumulated depreciation of $80,097 (2008 - $68,135). Depreciation is recorded on the straight-line basis over five years.

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

Loss Per Share

Our company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 4,113,000 as of March 31, 2009. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended March 31, 2009 and 2008, the only components of comprehensive loss were foreign currency translation adjustments.

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

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the quarter ended March 31, 2009 our company recognized amortization expense of $nil.

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

Going Concern

In 2008 we commenced receiving significant revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new wells in the White River Dome field and a dramatic decline in oil and gas selling prices through 2008 and into 2009, we continue to be burdened with operating losses and a lack of positive cash flow to the point where we anticipate an operating cash short fall in the near future. Reserve based debt financing for further development is currently unavailable to us due to the decline in oil and gas selling prices. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We currently do not have any arrangements in place for any future debt or equity financing. Global financial markets and economic conditions have deteriorated significantly and though we have been successful in the past raising funding, we may not be successful in future or as early as funds are required in order to maintain operations. We are attempting to reduce overhead costs where possible to meet anticipated reduced revenues but prior commitments make this challenging to realize. Future economic concerns and uncertainty are exacerbating the already negative environment we operate in as continued downward pricing pressure is expected through the year ahead, which will result in further reduced revenues realized.

Results of Operations – Three Months Ended March 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2009, which are included herein.

Our operating results for the three months ended March 31, 2009, for the three months ended March 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Change Between Three Month Period Ended March 31, 2009 and March 31, 2008
Revenue	$262,517	438,921	(176,404)
Debt conversion expense	-	2,912,000	(2,912,000)
Depletion, depreciation and amortization	146,944	409,845	(262,901)
General and administrative	243,174	218,361	24,813
Interest expense	64	502,203	(502,139)
Impairment loss on oil and gas properties	1,506,375	-	1,506,375
Management fees	83,750	225,517	(141,767)
Oil and gas operating expenses	141,070	284,670	(143,600)
Professional Fees	37,542	114,334	(76,792)
Net loss	1,890,871	4,062,148	(2,171,277)

As at March 31, 2009, we had $1,001,499 in current liabilities. Our net cash provided by operating activities for the three months ended March 31, 2009 was $689,660 compared to $219,788 used in the three months ended March 31, 2008. Our accumulated losses increased to $46,871,327 as of March 31, 2009. Our financial statements report a net loss of $1,890,871 for the three month period ended March 31, 2009 compared to a net loss of $4,062,148 for the three month period ended March 31, 2008. Our losses have decreased primarily as a result of rationalization initiatives, a decrease in interest and other costs, and $nil debt conversion expense for the three month period ended March 31, 2009 as compared to $2,912,000 for the three month period ended March 31, 2008. These decreases were offset by an increase in impairment of oil and gas properties of $1,506,375 for the three months ended March 31, 2009 as compared to $nil for the three months ended March 31, 2008. The Company also recognized a depletion, depreciation, and amortization expense of its capitalized oil and gas expenditures of $146,944 during the three months ended March 31, 2009, compared to $409,845 for the three months ended March 31, 2008. Based on a net depletion of $131,868, the depletion rate for Colorado production for the three months ended March 31, 2009 was $1.74/mcfe.

Our total liabilities as of March 31, 2009 were $1,238,538 as compared to total liabilities of $2,044,722 as of March 31, 2008. The decrease was due to a decrease in accounts payable from $1,810,797 as at March 31, 2008 to $1,001,499 as at March 31, 2009.

During the three month period ended March 31, 2009 we spent $1,138,585 on exploration, development and acquisition of our oil and gas properties as compared to $5,358,379 spent during the three month period ended March 31, 2008. Of this amount $nil was attributable to acquisition costs (2008 - $65,001), and $1,138,585 (2008 - $5,293,378) was attributable to exploration and development costs.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31	March 31
	2009	2008
Current assets	$762,019	1,941,490
Current liabilities	1,001,499	1,810,797
Working capital	$(239,480)	130,693

Cash Flows

	Three Months Ended
	March 31
	2009	2008
Cash flows provided by (used in) operating activities	$689,660	(219,788)
Cash flows provided by (used in) investing activities	(1,058,585)	(5,358,379)
Cash flows provided by (used in) financing activities	-	37,500
Effect of exchange rate changes on cash	(721)	(10)
Net increase (decrease) in cash during period	$(369,646)	(5,540,677)

Operating Activities

Net cash provided by operating activities was $689,660 in the three months ended March 31, 2009 compared with net cash used in operating activities of $219,788 in the same period in 2008.

Investing Activities

Net cash used in investing activities was $1,058,585 in the three months ended March 31, 2009 compared to net cash used in investing activities of $5,358,379 in the same period in 2008. The decrease in use of cash of $4,299,521 in investing activities is mainly attributable to the decrease in oil and gas property development costs.

Financing Activities

Net cash provided by financing activities was $nil in the three months ended March 31, 2009 compared to $37,500 in the same period in 2008.

Oil and gas sales volume comparisons for the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008

For the quarter ended March 31, 2009 net production from continuing operations increased slightly to approximately 76,000 Mcfe as compared to approximately 71,000 Mcfe for the quarter ended March 31, 2008. Due to declining commodity prices we recognized oil and gas sales of approximately $262,517 for the quarter ended March 31, 2009 as compared to approximately $438,921 in the same period in 2008. The slight increase in oil and gas production volumes in the Ant Hill project is due to the addition of 4 new production wells in the field offsetting the decline rate of our initial 4 production wells.

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

As of March 31, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately

$1,891,591 for the quarter ended March 31, 2009, and cumulative losses of $46,871,327 to March 31, 2009. As of March 31, 2009 we had working capital of $(239,480). We do not expect positive cash flow from operations in the near term and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to March 31, 2009, we have incurred aggregate losses of approximately $46,871,327. Our loss from operations for the quarter ended March 31, 2009 was $1,896,402. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must still be considered in the early development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. We are in the early development stage of an operating company and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have largely been engaged in the business of exploring and until only recently attempting to develop commercial reserves of oil and gas. Our Alberta property is in the exploration stage and without known reserves of oil and gas. Only our Colorado properties have commenced production. Accordingly, we have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated adequate revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations.

As our properties are in the exploration and early development stage there can be no assurance that we will establish commercial discoveries and/or profitable production programs on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our past Nevada properties have been fully impaired and our Alberta properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on these properties. Our Colorado property is in early stage development drilling and may prove uneconomic to develop.

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

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. Our budget does not anticipate the potential acquisition of additional acreage in Alberta although this may change at any time without notice. This acreage may not become available or if it is available for leasing, that we may not be successful in acquiring the leases. There are other competitors that have operations in these areas and the presence of these competitors could adversely affect our ability to acquire additional leases.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Securities Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

Exhibit	Description
Number

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)

(10)	Material Contracts

10.1	Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):
Donald Sharpe
John Martin
Neil Maedel
Drew Bonnell

10.2	Participation Agreement with Merganser Limited (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

10.3

Joint Participating Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation dba Cedar Strat Corporation (incorporated by reference from our Current Report on Form 8- K filed on February 21, 2006).**

10.4

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.5

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Donald Sharpe (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.6	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**

10.7	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).

10.8	Stock Option Agreement with Larry Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).

10.9

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.10

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.11	Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin and Larry Kellison (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

Exhibit	Description
Number

10.12	Form of Stock Option Agreement with Paul Mitchell, Kim Lloyd and Olga Bespalaja (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.13

Participation Agreement dated February 14, 2007 with Suncor Energy Inc., Grand Banks Energy Corporation and Dejour Energy (Alberta) Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007).

10.14

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Freestone Energy LLC (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007).

10.15	Form of Stock Option Agreement with Ralph Stensaker (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.16	Agreement Starlight Oil & Gas LLC and Starlight Operating Company, Inc. effective August 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2007).

10.17

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.18

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.19

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with Larry Kellison. (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.20	Form of Note and Warrant Amendment Agreement dated January 17, 2008 (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.21

Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin, Ralph Stensaker, Larry Kellison, Kim Lloyd, Olga Bespalaja and Paul Mitchell (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.22

Note and Warrant Amendment Agreement dated February 8, 2008 with RAB Special Situations (Master) Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008).

10.23	Form of Note and Warrant Amendment Agreement dated April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.24

Executive Employment Agreement between the company and Larry Kellison, executed July 18, 2008 and dated effective January 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2008).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

Exhibit	Description
Number

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

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

EDEN ENERGY CORP.
(Registrant)

Dated: May 14, 2009	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: May 14, 2009	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)