Form 10-Q
period 2009-06-30
EDEN ENERGY CORP
filed 2009-08-14
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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
49,467,856 common shares issued and outstanding as of August 13, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended June 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

June 30, 2009

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$340,497	$697,266
Accrued petroleum revenues .	137,059	180,163
Other receivables	71,202	933,705
Prepaid expenses	136,551	130,356
Total Current Assets	685,309	1,941,490
Oil and gas properties (Note 2)	3,955,368	5,387,968
Restricted cash	11,868	91,867
Property and equipment, net of depreciation of $90,943 (2008 - $68,135)	123,205	151,017
Total Assets	$4,775,750	$7,572,342

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,093,830	$1,810,797
Total Current Liabilities	1,093,830	1,810,797
Asset retirement obligation	240,585	233,925
Total Liabilities	1,334,415	2,044,722
Contingencies and Commitments (Notes 1, 3 and 4)
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	–	–
Common Stock:
100,000,000 shares authorized, $0.001 par value
49,467,856 (2008 – 49,467,856) shares issued and outstanding	49,468	49,468
Additional paid-in capital	50,424,093	50,424,093
Accumulated other comprehensive income	34,002	34,515
Deficit	(47,066,228)	(44,980,456)
Total Stockholders’ Equity	3,441,335	5,527,620
Total Liabilities and Stockholders’ Equity	$4,775,750	$7,572,342

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenue
Oil and gas	$262,426	$1,002,138	$533,114	$1,459,804

Expenses

Consulting - stock-based compensation	–	3,347	–	5,885
Debt conversion expense	–	646,000	–	3,605,000
Depletion and depreciation	110,346	317,770	257,290	727,615
General and administrative
- cash	153,504	205,236	396,678	421,290
- stock-based compensation	–	3,043	–	5,350
Impairment loss on oil and gas properties	–	9,220,802	1,506,375	9,220,802
Interest expense	–	156,356	64	658,559
Management fees
- cash	84,582	142,485	168,332	286,283
- stock-based compensation	–	99,674	–	181,393
Oil and gas operating expenses	52,518	247,502	193,588	532,172
Production taxes	16,575	45,427	24,746	64,172
Professional fees	39,360	25,821	76,902	140,155

Operating expenses	456,885	11,113,463	2,623,975	15,848,676

Loss before other income	(194,459)	(10,111,325)	(2,090,861)	(14,388,872)

Other income

(Loss) gain on foreign exchange	2,757	(990)	8,149	(5,187)
Loss on disposal of equipment	(3,355)	–	(3,355)	–
Interest income	156	23,581	295	196,177

Net loss	(194,901)	(10,088,734)	(2,085,772)	(14,197,882)

Other Comprehensive (Loss) Income

Foreign currency translation adjustment	207	44	(513)	35

Comprehensive loss	$(194,694)	$(10,088,690)	$(2,086,285)	$(14,197,847)

Basic and diluted loss per share	$(0.00)	$(0.21)	$(0.04)	$(0.30)

Weighted average number of common shares
outstanding	49,468,000	48,924,000	49,468,000	47,518,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2008

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(2,085,772)	$(14,197,882)

Non-cash items:
Impairment of oil and gas properties	1,506,375	9,220,802
Interest expense relating to accretion of convertible debt	–	368,423
Interest expense paid by issue of common stock	–	170,956
Depreciation	257,290	727,615
Stock-based compensation	–	192,628
Debt conservation expense	–	3,605,000
Loss on disposal of equipment	3,355	–

Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	17,350	(244,759)
Other receivables	888,257	–
Prepaid expenses and other	(6,196)	10,531
Accounts payable and accrued liabilities	66,580	14,197

	647,239	(132,489)

Investing Activities:
Restricted cash	80,000	–
Purchase of property and equipment	–	(78,777)
Proceeds from sale of property and equipment	6,450	–
Oil and gas property acquisition and exploration, net	(1,089,943)	(5,458,064)

	(1,003,493)	(5,536,841)

Financing Activities:
Issuance of common stock, net of issuance costs	–	37,500

	–	37,500

Effect of exchange rate changes on cash	(515)	36

Decrease in cash and cash equivalents	(356,769)	(5,631,794)

Cash and cash equivalents, beginning	697,266	19,617,518

Cash and cash equivalents, ending	$340,497	$13,985,724

Non-cash financing and investing activities:
Issue of common stock for interest expense	$–	$170,956

Supplementary disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

F-4

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2009
Notes to the Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with the rules and regulations of the Security and Exchange Commission and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2008.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has accumulated losses of $47,066,228 since inception including a loss for the current period of $2,085,772 of which $1,506,375 is related to property impairment. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the recent global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	June 30, 2009			December 31, 2008
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,665,065	1,665,065	–	1,641,221	1,641,221
Exploration costs	–	22,760,912	22,760,912	–	22,487,102	22,487,102
Less:
Accumulated depletion	–	(1,643,558)	(1,643,558)	–	(1,415,736)	(1,415,736)
Accumulated impairment charge	–	(19,476,062	(19,476,062	–	(17,969,687)	(17,969,687)
	–	3,306,357	3,306,357	–	4,742,900	4,742,900
Unproven Properties
Acquisition costs	66,514	3,126,986	3,193,500	62,571	3,126,986	3,189,557
Exploration costs	2,044,738	4,507,654	6,552,392	2,044,738	4,507,654	6,552,392
Less:
Accumulated impairment charge	(1,462,241)	(7,634,640)	(9,096,881)	(1,462,241	(7,634,640)	(9,096,881)

	649,011	–	649,011	645,068	–	645,068
Net Carrying Value	649,011	3,306,367	3,955,368	645,068	4,742,900	5,387,968

All of the Company’s oil and gas properties are located in the United States and Canada. The Company’s unproven acquisition and exploration costs were incurred in Canada.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2009
Notes to the Consolidated Financial Statements
(Unaudited)

Depletion expense – Proven Properties

Depletion expense for the six months ended June 30, 2009 of $227,822 (June 30, 2008 - $606,668) was recorded in the U.S. cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the six months ended June 30, 2009, the Company’s proven property costs in Colorado (Ant Hill Project) were considered impaired resulting in a $1,506,375 (June 30, 2008 - $nil) non-cash impairment charge.

3.	Commitments

The current Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (EnCana) obliges the Company to conduct a continuous drilling program through future summer drilling seasons on the Ant Hill Property, which the Company estimates would consist of a minimum of six wells per season at a cost of approximately $2,000,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company has suspended drilling operations for the 2009 drilling season. Suspending continuous drilling operations for 2009 will, once the 2009 drilling season ends, cause the Company to become noncompliant with its agreement with EnCana. The Company is in negotiations with EnCana to defer or suspend its drilling obligations for one year due to low prices. In the event EnCana does not agree to a deferral or suspension for 2009 continuous drilling program and unless negotiated otherwise, the Company’s current Drilling and Development Agreement and ability to drill future wells will terminate, and the Company will retain its interests in the current wells and properties earned to date. Federal unit obligations for drilling for 2009, which require a 2 well minimum, have been met with the Company’s 2008 drilling program.

4.	Capital Stock

During the six months ended June 30, 2009, no shares were issued.

Stock Options

During the six months ended June 30, 2009 the Company did not grant any stock options and no stock options were cancelled. Stock options to acquire 250,000 common shares at $0.50 per share on or before June 11, 2009 expired in full without exercise.

5.	Contingency

a.

On March 5, 2009 the Company received notice of a lien being placed against its Colorado property by one of the suppliers relating to a pipeline installation. The lien filed is in the amount of $692,118, which the Company disputes as this amount: does not include credits and discounts previously agreed to of approximately $310,000 relating to incorrect billing processes and procedures performed by the supplier; does not reflect payments made by the Company; and includes certain other disputed amounts. The Company calculates the final amount due the supplier to be approximately $286,000. The Company is working with its operating partner to resolve unpaid invoices and remove the lien, but the outcome is uncertain. The loss, if any, resulting from the outcome of the above will be recorded in the period when such determination or settlements are made.

b.

On April 27, 2009 the Company received notice of a lien being placed against its Colorado property by a supplier. The lien filed is in the amount of $28,956. On June 12, 2009 the Company received notice of a lien being placed against its Colorado property by a supplier. The lien filed is in the amount of $148,863.77, though this amount is included in the aforementioned lien of $692,118 as this supplier was a subcontractor of the first supplier. On June 26, 2009 the Company received notice of a lien being placed against its Colorado property by a supplier. The lien filed is in the amount of $4,966, though this amount is included in the aforementioned lien of $692,118 as this supplier was a subcontractor of the first supplier. The Company is in ongoing discussions with suppliers and its operating partner to resolve these outstanding matters.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2009
Notes to the Consolidated Financial Statements
(Unaudited)

6.	Subsequent Events

On August 12, 2009 the Company finalized negotiations with its operating partner whereby under certain terms and conditions the operating partner has agreed to reimburse the Company for pipeline related costs up to a maximum of $383,947. The operating partner has also agreed to extend the commencement date for the Companies Continuous Drilling Program to no later than July 1, 2010. In addition, the Company and its operating partner have agreed to amend numerous ambiguous terms of the Drilling and Development Agreement including provisions for the Company to pay actual water gathering and disposal costs and for the operating partner to construct Well Connect Facilities.

In accordance with SFAS No. 165 “Subsequent Events”, we have evaluated subsequent events through August 14, 2009, the date of issuance of the unaudited consolidated financial statements. During this period we did not have any material recognizable subsequent events, other than as noted above.

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

During 2008 Eden continued with a strategy of growing its natural gas and oil reserves and production by drilling four new wells in the Ant Hill Unit. These new wells were added to production in the first quarter of 2009 bringing our total number of production wells in the area to eight. Net production from continuing operations for the quarter ended June 30, 2009 was approximately 72,000 Mcfe as compared to approximately 76,000 Mcfe for the quarter ended June 30, 2008. Revenues recognized declined due to significantly lower commodity prices received to approximately $262,426 for the quarter ended June 30, 2009 as compared to approximately $1,002,138 for the quarter ended June 30, 2008.

Continuing declines and depression of gas and oil prices have impaired the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless the current economic climate changes dramatically in the near future, which is not anticipated, 2009 drilling operations in the

Ant Hill Unit have been suspended. Management is reassessing its future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions.

Management has rationalized corporate costs where possible in an attempt to better align them with expected reduced future revenues, though based on current projections and without additional funds raised, we anticipate an operating cash shortfall within the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations are required in the near future. Management is attempting to secure this funding, though to date confirmation of funding is uncertain due to the ongoing discussions and negotiations with our operating partner and vendors in Colorado. There is still uncertainty that further funding can be raised. Notwithstanding the foregoing, Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

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

On April 27, 2009 we received notice of a lien being placed against the property by one other supplier relating to our 2008 well program. The lien filed is in the amount of $28,956. On June 12, 2009 we received notice of a lien being placed against the property by a supplier relating to our 2008 well program. The lien filed is in the amount of $148,864, though this amount is included in the aforementioned lien of $692,118 as this supplier was a subcontractor of this first supplier. On June 26, 2009 we received notice of a lien being placed against the property by a supplier relating to our 2008 well program. The lien filed is in the amount of $4,965, though this amount is included in the aforementioned lien of $692,118 as this supplier was a subcontractor of this first supplier. We are in ongoing discussions with suppliers and our operating partner to resolve these outstanding matters. On July 8, 2009, we received a summons from Gersh & Helfrich LLP of Denver Colorado, relating to Mountain States Pipeline Inc. of Craig Colorado. The total amount in question is $692,118. On July 24, 2009, we received a summons from Victor R. Grider OBA of Norman Oklahoma, relating to Eagle Well Service Inc. of Edmond Oklahoma. The total amount in question is $11,110,which subject to final processing has been settled. We are actively negotiating with the parties and hope to reach a settlement without further legal action, however we have no assurances that these matters will be resolved amicably.

We incurred total costs of approximately $1,679,652 to construct the pipeline, which we expected to be reimbursed for from our operating partner. Approximately $811,627 remains outstanding to us. As a result there are a number of suppliers to our 2008 White River Dome well and pipeline program that still remain unpaid. On August 12, 2009 we finalized negotiations with our operating partner whereby under certain terms and conditions they have agreed to reimburse us for pipeline related costs up to a maximum of $383,947. They have also agreed to extend the commencement date for our Continuous Drilling Program to no later than July 1, 2010. In addition we have agreed to amend numerous ambiguous terms of our D&D Agreement including provisions for Eden to pay actual water gathering and disposal costs and for EnCana to construct Well Connect Facilities.

Net production from continuing operations for the quarter ended June 30, 2009 was approximately 72,000 Mcfe as compared to approximately 76,000 Mcfe for the quarter ended June 30, 2008. Revenues recognized declined due to significantly lower commodity prices received to approximately $262,426 for the quarter ended June 30, 2009 as compared to approximately $1,002,138 for the quarter ended June 30, 2008

Continuing declines and depression of gas and oil prices have impaired the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless the current economic climate changes dramatically in the near future, which is not anticipated, 2009 drilling operations in the Ant Hill Unit have been suspended. Management is reassessing its future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions. More detailed information on this project is available in our recent 2008-year end filing.

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

The declines in gas and oil prices through late 2008 and the first half of 2009 together with the ongoing deterioration of general economic conditions has led to a significant write down in the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Unless there is dramatic positive change to the state of the general economy and depressed commodity prices, which we do not anticipate to materially change in the short term, drilling operations in Colorado for 2009 have been suspended. With a recent slight improvement in commodity prices, we have revised our estimate of net revenues for the next twelve-month period. Based on these revised prices, we expect resultant cash flows for the next twelve-month period to be in a range of $700,000 to $800,000, still leaving us with an anticipated operating cash shortfall within the period. For the three month period ending June 30, 2009 we had received or accrued approximately $262,426from gas, oil, and natural gas liquid sales from our production wells.

Management is reassessing future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions. Management has rationalized corporate costs where possible in an attempt to better align them with expected reduced future revenues, though based on current projections and without additional funds raised, we anticipate an operating cash shortfall within the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations are required in the near future. Management is attempting to secure this funding, though to date confirmation of funding is uncertain due to the ongoing discussions and negotiations with our operating partner and vendors in Colorado. There is still uncertainty that further funding can be raised.

Our net cash provided by financing activities during the six months ended June 30, 2009 was nil as compared to $37,500 during the six months ended June 30, 2008.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	850,000
Ant Hill Unit Lease Operating Expenses	300,000
Total	1,150,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2010 other than office computers, furnishings, and communication equipment as required.

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

Property and Equipment

Property and equipment is recorded at net cost of $214,148 (2008 - $219,152) less accumulated depreciation of $90,943 (2008 - $68,135). Depreciation is recorded on the straight-line basis over five years.

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

Loss Per Share

Our company computes net loss per share in accordance with SFAS No. 128 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 3,863,100 as of June 30, 2009. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended June 30, 2009 and 2008, the only components of comprehensive loss were foreign currency translation adjustments.

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

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the quarter ended June 30, 2009 our company recognized amortization expense of $nil.

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

Going Concern

In 2008 we commenced receiving significant revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new wells in the White River Dome field and a dramatic decline in oil and gas selling prices through 2008 and into 2009, we continue to be burdened with operating losses and a lack of positive cash flow to the point where we anticipate an operating cash short fall in the near future. Reserve based debt financing for further development is currently unavailable to us due to the decline in oil and gas selling prices. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We currently do not have any firm arrangements in place for any future debt or equity financing. Global financial markets and economic conditions have deteriorated significantly and though we have been successful in the past raising funding, we may not be successful in future or as early as funds are required in order to maintain operations. We are attempting to reduce overhead costs where possible to meet anticipated reduced revenues but prior commitments make this challenging to realize. Future economic concerns and uncertainty are exacerbating the already negative environment we operate in as continued downward pricing pressure is expected through the year ahead, which may result in further reduced revenues realized.

Results of Operations – Three Months Ended June 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2009, which are included herein.

Our operating results for the three months ended June 30, 2009, for the three months ended June 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Change Between Three Month Period Ended June 30, 2009 and June 30, 2008
Revenue	$262,426	1,002,138	(739,712)
Debt conversion expense	-	646,000	(646,000)
Depletion, depreciation and amortization	110,346	317,770	(207,424)
General and administrative	153,504	205,236	(51,732)
Interest expense	-	156,356	(156,356)
Impairment loss on oil and gas properties	-	9,220,802	(9,220,802)
Management fees	84,582	242,159	(157,577)
Oil and gas operating expenses	52,518	247,502	(194,984)
Professional Fees	39,360	25,821	13,539
Net loss	(194,901)	(10,088,734)	9,893,833

Our accumulated losses increased to $47,066,228 as of June 30, 2009. Our financial statements report a net loss of $194,901 for the three month period ended June 30, 2009 compared to a net loss of $10,088,734 for the three month period ended June 30, 2008. Our losses have decreased primarily as a result of rationalization initiatives, a decrease in interest and other costs, and a decrease in impairment of oil and gas properties of $nil for the three months ended June 30, 2009 as compared to $9,220,802 for the three months ended June 30, 2008. The Company also recognized depletion of its capitalized oil and gas expenditures of $96,121 during the three months ended June 30, 2009, compared to $295,208 for the three months ended June 30, 2008. The depletion rate for Colorado production for the three months ended June 30, 2009 was $1.33/mcfe.

Results of Operations – Six Months Ended June 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2009, which are included herein.

Our operating results for the six months ended June 30, 2009, for the six months ended June 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Change Between Six Month Period Ended June 30, 2009 and June 30, 2008
Revenue	$533,114	$1,459,804	$(926,690)
Debt conversion expense	-	3,605,000	(3,605,000)
Depletion, depreciation and amortization	257,290	727,615	(470,325)
General and administrative	396,678	426,640	(29,962)
Interest expense	64	658,559	(658,495)
Impairment loss on oil and gas properties	1,506,375	9,220,802	(7,714,427)
Management fees	168,332	467,676	(299,344)
Oil and gas operating expenses	193,588	532,172	(338,584)
Professional Fees	76,902	140,155	(63,253)
Net loss	(2,085,772)	(14,197,882)	(12,112,110)

As at June 30, 2009, we had $1,093,830 in current liabilities. Our net cash provided by operating activities for the six months ended June 30, 2009 was $647,239 compared to $132,489 used in the six months ended June 30, 2008. Our accumulated losses increased to $47,066,228 as of June 30, 2009. Our financial statements report a net loss of $2,085,772 for the six month period ended June 30, 2009 compared to a net loss of $14,197,882 for the six month period ended June 30, 2008. Our losses have decreased primarily as a result of a decrease in the non-cash debt conversion expense relating to the conversions of the Company’s convertible debt of $nil for the six months ended June 30, 2009 as compared to $3,605,000 for the six months ended June 30, 2008, and as a result of an decrease in impairment of oil and gas properties of $1,506,375 for the six months ended June 30, 2009 as compared to $9,220,802 for the six months ended June 30, 2008. The Company also recognized depletion of its capitalized oil and gas expenditures of $227,822 during the six months ended June 30, 2009, compared to $606,668 for the six months ended June 30, 2008. The depletion rate for the six months ended June 30, 2009 was $1.52/mcfe.

Our total liabilities as of June 30, 2009 were $1,334,415 as compared to total liabilities of $2,044,722 as of December 31, 2008. The decrease was due to a decrease in accounts payable from $1,810,797 as at December 31, 2008 to $1,093,830 as at June 30, 2009.

During the six month period ended June 30, 2009 we spent $1,089,943 on exploration, development and acquisition of our oil and gas properties as compared to $5,458,064 spent during the six month period ended June 30, 2008. Of this amount $27,787 was attributable to acquisition costs (2007 - $41,504), and $1,062,156 (2007 - $5,416,560) was attributable to exploration and development costs. Exploration, development and acquisition costs incurred and paid during the six months ended June 30, 2009 were $306,398 while exploration, development and acquisition costs paid and accrued at December 31, 2008 were $783,544.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30, 2009	December 31,
	2009	2008
Current assets	$685,309	1,941,490
Current liabilities	1,093,830	1,810,797
Working capital	$(408,521)	130,693

Cash Flows

	Six Months Ended
	June 30
	2009	2008
Cash flows provided by (used in) operating activities	$647,239	(132,489)
Cash flows provided by (used in) investing activities	(1,003,493	(5,536,841)
Cash flows provided by (used in) financing activities	-	37,500
Effect of exchange rate changes on cash	(515)	36
Net increase (decrease) in cash during period	$(356,769)	(5,631,794)

Operating Activities

Net cash provided by operating activities was $647,239 in the six months ended June 30, 2009 compared with net cash used in operating activities of $132,489 in the same period in 2008.

Investing Activities

Net cash used in investing activities was $1,003,493 in the six months ended June 30, 2009 compared to net cash used in investing activities of $5,536,841 in the same period in 2008. The decrease in use of cash of $4,533,348 in investing activities is mainly attributable to the decrease in oil and gas property development costs.

Financing Activities

Net cash provided by financing activities was $nil in the six months ended June 30, 2009 compared to $37,500 in the same period in 2008.

Oil and gas sales volume comparisons for the quarter ended June 30, 2009 compared to the quarter ended June 30, 2008

For the quarter ended June 30, 2009 net production from continuing operations was approximately 72,000 Mcfe as compared to approximately 76,000 Mcfe for the quarter ended June 30, 2008. Due to declining commodity prices we recognized oil and gas sales of approximately $262,426 for the quarter ended June 30, 2009 as compared to approximately $1,002,138 in the same period in 2008.

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

As of June 30, 2009, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other than as described below, we know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

On July 8, 2009, we received a summons from Gersh & Helfrich LLP of Denver Colorado, relating to Mountain States Pipeline Inc. of Craig Colorado. The total amount in question is $692,118.01. On July 24, 2009, we received a summons from Victor R. Grider OBA of Norman Oklahoma, relating to Eagle Well Service Inc. of Edmond Oklahoma. The total amount in question is $11,110, which subject to final processing has been settled. We are actively negotiating with the parties and hope to reach a settlement without further legal action. There is no assurance that these matters will be resolved amicably.

The results of these negotiations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (either in the near-term or in the long-term), financial position, results of operations, or cash flows.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $2,086,285 for the quarter ended June 30, 2009, and cumulative losses of $47,066,228 to June 30, 2009. As of June 30, 2009 we had working capital of $(408,521). We do not expect positive cash flow from operations in the near term and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to June 30, 2009, we have incurred aggregate losses of approximately $47,066,228. Our loss from operations for the quarter ended June 30, 2009 was $194,459. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

10.6	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**

10.7	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).

Exhibit	Description
Number

10.8	Stock Option Agreement with Larry Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).

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

10.24

Executive Employment Agreement between the company and Larry Kellison executed July 18, 2008 and dated effective January 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2008).

Exhibit	Description
Number

10.25*	First Amendment of Agent Operator Agreement.

10.26*	Fourth Amendment of Drilling and Development Agreement.

10.27*	Letter Agreement with En Cana Oil and Gas (USA) Inc.

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

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

EDEN ENERGY CORP.
(Registrant)

Dated: August 13, 2009	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: August 13, 2009	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)