Form 10-Q
period 2009-09-30
EDEN ENERGY CORP
filed 2009-11-16
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________________ to ___________________________

Commission File Number 000-31503

EDEN ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

PO Box 40517, 200 Burrard Street, Vancouver, British Columbia	V6C 3L6
(Address of principal executive offices)	(Zip Code)

604-693-0179
(Registrant’s telephone number, including area code)

Suite 1680 – 200 Burrard Street, Vancouver, British Columbia
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)
during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] YES    [   ] NO

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
49,467,856 common shares issued and outstanding as of November 13, 2009

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended September 30, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

September 30, 2009

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$396,142	$697,266
Accrued petroleum revenues	173,487	180,163
Other receivables	15,549	933,705
Prepaid expenses	64,904	130,356
Total Current Assets	650,082	1,941,490
Oil and gas properties (Note 3)	3,839,918	5,387,968
Restricted cash	11,868	91,867
Property and equipment, net of depreciation of $48,210 (2008 - $68,135)	31,406	151,017
Total Assets	$4,533,274	$7,572,342

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$1,248,760	$1,810,797
Total Current Liabilities	1,248,760	1,810,797
Asset retirement obligation	244,223	233,925
Total Liabilities	1,492,983	2,044,722
Contingencies and Commitments (Notes 1, 4 and 6)
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	–	–
Common Stock:
100,000,000 shares authorized, $0.001 par value
49,467,856 (2008 – 49,467,856) shares issued and outstanding	49,468	49,468
Additional paid-in capital	50,424,093	50,424,093
Accumulated other comprehensive income	34,042	34,515
Deficit	(47,467,312)	(44,980,456)
Total Stockholders’ Equity	3,040,291	5,527,620
Total Liabilities and Stockholders’ Equity	$4,533,274	$7,572,342

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations (Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenue
Oil and gas	$240,711	$525,464	$773,825	$1,985,268

Expenses

Consulting - stock-based compensation	–	3,384	–	9,269
Debt conversion expense	–	–	–	3,605,000
Depletion and depreciation	86,580	280,636	343,869	1,008,251
General and administrative
- cash	150,480	225,917	560,459	647,207
- stock-based compensation	–	3,076	–	8,426
Impairment loss on oil and gas properties	–	682,841	1,506,375	9,903,643
Interest expense	1,254	112,884	1,318	771,443
Management fees
- cash	92,013	114,526	260,346	400,809
- stock-based compensation	–	88,467	–	269,860
Oil and gas operating expenses	185,556	114,451	379,144	646,623
Production taxes	10,740	23,529	35,486	87,701
Professional fees	33,762	45,805	97,363	185,960

Operating expenses	560,385	1,695,516	3,184,360	17,544,192

Loss before other income	(319,674)	(1,170,052)	(2,410,535)	(15,558,924)

Other income

(Loss) gain on foreign exchange	2,104	3,136	10,253	(2,051)
Loss on disposal of equipment	(83,662)	–	(87,017)	–
Interest income	148	36,157	443	232,334

Net loss	(401,084)	(1,130,759)	(2,486,856)	(15,328,641)

Other comprehensive (loss) income

Foreign currency translation adjustment	40	(98)	(473)	(63)

Comprehensive loss	$(401,044)	$(1,130,857)	$(2,487,329)	$(15,328,704)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.32)

Weighted average number of common
shares outstanding	49,468,000	48,122,000	49,468,000	48,112,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2008

Cash provided by (used in):
Operating Activities:
Net loss from operations	$(2,486,856)	$(15,328,641)
Non-cash items:
Impairment of oil and gas properties	1,506,375	9,903,643
Interest expense relating to accretion of convertible debt	–	430,746
Interest expense paid by issue of common stock	–	248,336
Depreciation	343,869	1,008,251
Stock-based compensation	–	287,555
Debt conservation expense	–	3,605,000
Loss on disposal of equipment	87,017	–
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	6,676	–
Other receivables	918,156	(376,219)
Prepaid expenses and other	65,452	5,808
Accounts payable and accrued liabilities	147,421	(35,188)
	588,110	(250,709)
Investing Activities:
Restricted cash	80,000	–
Purchase of property and equipment	–	(83,086)
Proceeds from sale of property and equipment	1,650	–
Oil and gas property acquisition and exploration, net	(970,411)	(9,039,092)
	(888,761)	(9,122,178)
Financing Activities:
Issuance of common stock, net of issuance costs	–	37,500
Repayment of convertible notes	–	(5,398,570)
	–	(5,361,070)
Effect of exchange rate changes on cash	(473)	(63)

Decrease in cash and cash equivalents	(301,124)	(14,734,020)
Cash and cash equivalents, beginning	697,266	19,617,518
Cash and cash equivalents, ending	$396,142	$4,883,498

Non-cash financing and investing activities:
Issue of common stock for interest expense	$–	$248,336

Supplementary disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

1.	Basis of Presentation

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

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has accumulated losses of $47,467,312 since inception including a loss for the current period of $2,486,856 of which $1,506,375 is related to property impairment. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the recent global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 855-10, Subsequent Events – Overall, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s consolidated financial statements. Refer to Note 7.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principals (“GAAP”),, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	September 30, 2009			December 31, 2008
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,665,721	1,665,721	–	1,641,221	1,641,221
Exploration costs	–	22,726,480	22,726,480	–	22,487,102	22,487,102
Less:
Accumulated depletion	–	(1,718,363)	(1,718,363)	–	(1,415,736)	(1,415,736)
Accumulated impairment charge	–	(19,476,062	(19,476,062	–	(17,969,687)	(17,969,687)
	–	3,197,776	3,197,776	–	4,742,900	4,742,900
Unproven Properties
Acquisition costs	59,645	3,126,986	3,186,631	62,571	3,126,986	3,189,557
Exploration costs	2,044,738	4,507,654	6,552,392	2,044,738	4,507,654	6,552,392
Less:
Accumulated impairment charge	(1,462,241)	(7,634,640)	(9,096,881)	(1,462,241	(7,634,640)	(9,096,881)
	642,142	–	642,142	645,068	–	645,068
Net Carrying Value	642,142	3,251,929	3,839,918	645,068	4,742,900	5,387,968

Depletion expense – Proven Properties

Depletion expense for the nine months ended September 30, 2009 of $302,627 (September 30, 2008 - $841,998) was recorded in the U.S. cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the nine months ended September 30, 2009, the Company’s proven property costs were considered impaired resulting in a $1,506,375 (September 30, 2008 - $9,903,643) non-cash impairment charge.

4.	Commitments

The current Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (EnCana) obliges the Company to conduct a continuous drilling program through future summer drilling seasons on the Ant Hill Property, which the Company estimates would consist of a minimum of six wells per season at a cost of approximately $1,500,000 to $2,000,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company has suspended drilling operations for the 2009 drilling season. On August 12, 2009 the Company finalized negotiations with EnCana whereby EnCana agreed to extend the commencement date of the continuous drilling program to no later than July 1, 2010. In addition the Company and EnCana agreed to amend numerous ambiguous terms of the Drilling &Development Agreement including to provide for the Company to pay actual water gathering and disposal costs, and for EnCana to construct Well Connect Facilities. Federal unit obligations for drilling for 2009, which require a 2 well minimum, have been met with the Company’s 2008 drilling program.

5.	Capital Stock

During the nine months ended September 30, 2009, no shares were issued. On August 25, 2009 the remaining outstanding balance of 597,088 warrants expired.

Stock Options

During the nine months ended September 30, 2009 the Company did not grant any stock options. During the nine months ended September 30, 2009 stock options to acquire 250,000 common shares at $0.50 per share on or before June 11, 2009 expired without exercise. During the nine months ended September, 2009, stock options were cancelled as follows: 10,000 common shares at $2.15 per share on or before December 16, 2010; 170,000 common shares at $2.50 per share on or before February 28, 2011; 40,000 common shares at $1.54 per share on or before December 20, 2011; and 40,000 common shares at $0.60 per share on or before January 22, 2013.

At September 30, 2009, 3,006,000 stock options remained outstanding at prices between $0.60 and $2.50 per share, and expiring between May 1, 2010 and January 22, 2013.

6.	Contingency

a.

On March 5, 2009 the Company received notice of a lien being placed against its Colorado property by one of the suppliers relating to a pipeline installation. The lien filed is in the amount of $692,118. On April 27, 2009 the Company received notice of a lien being placed against its Colorado property by another supplier. The lien filed is in the amount of $28,956. On June 12, 2009 the Company received notice of a lien being placed against its Colorado property by another supplier. The lien filed is in the amount of $148,863.77. On June 26, 2009 the Company received notice of a lien being placed against its Colorado property by another supplier. The lien filed is in the amount of $4,966. (See Note 7 (b)).

b.

On August 12, 2009 the Company finalized negotiations with its operating partner whereby under certain terms and conditions the operating partner has agreed to reimburse the Company for pipeline related costs of approximately $370,000 relating to the above liens.

7.	Subsequent Events

a.

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the president and director. The Loan is secured pursuant to a general security agreement, also dated effective October 2, 2009. Funds drawn on the loan bear interest at 20% per annum, payable quarterly commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. The Company received the initial draw of $500,000 on October 5, 2009, and the remaining $500,000 draw on October 21, 2009. Repayment of the principal amount of the Loan and all accrued and unpaid amounts and interest shall be made on the earlier of October 2, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement.

b.

On October 20, 2009, the Company finalized settlements in the amount of $358,000 relating to the four creditors who filed liens against the Ant Hill Unit properties in Colorado. (See Note 6(a)). Pursuant to the settlement agreements, in consideration for full and final payment on account by the Company, the four creditors have each delivered an original lien release to the Company.

c.

As of October 30, 2009 the Company has settled the majority of its other accounts payable relating to the 2008 work program in the Ant Hill Unit. Pursuant to the agreement with its Ant Hill partner, the Company will provide confirmation of settlements and lien releases for the agreed to reimbursement of Ant Hill pipeline and water gathering system costs. The Company expects a reimbursement of approximately $370,000 to be made in the fourth quarter 2009.

d.

In accordance with ASC 855-10, we have evaluated subsequent events through November 13, 2009, the date of issuance of the unaudited consolidated financial statements. During this period we did not have any material recognizable subsequent events, other than as noted above.

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

During 2008 Eden continued with a strategy of growing its natural gas and oil reserves and production by drilling four new wells in the Ant Hill Unit. These new wells were added to production in the first quarter of 2009 bringing our total number of production wells in the area to eight. Net production from continuing operations for the three months ended September 30, 2009 declined due to a ten day plant closure to approximately 57,400 Mcfe as compared to approximately 65,700 Mcfe for the three months ended September 30, 2008. Revenues recognized declined due to the lower production volumes and significantly lower commodity prices received to approximately $240,700 for the three months ended September 30, 2009 as compared to approximately $525,400 for the three months ended September 30, 2008.

The past year’s decline in gas and oil prices has impaired the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. The commencement date for our continuous drilling program in Colorado has been extended to no later than July 1, 2010. Two of our eight wells, which to date have not been producing, will undergo work-over in the fourth quarter of 2009. We expect to benefit from the increased production from these two wells by year end. Management continues to assess its future plans in the area as a result of the deterioration of selling prices and actual field results prior to further decisions.

Management has rationalized corporate costs where possible in an attempt to better align them with expected future revenues. During the past three months we have concluded negotiated settlements with all our vendors in Colorado and recorded lien releases on the four liens which were filed against our Ant Hill property. Pursuant to our agreement with our Ant Hill partner, once all 2008 well program accounts and lien releases are settled, they are obliged to reimburse us for a portion of the additional Ant Hill pipeline and water gathering system costs. We expect the reimbursement to be approximately $370,000 and to be paid in the fourth quarter 2009.

In order to proceed with our plans, to fund the foregoing settlements, and fund the two well work-over program in the Ant Hill Unit, we entered into a loan agreement whereby under certain terms and conditions we could borrow up to $1,000,000 from a company owned and controlled by our president. We expect that our current revenue projections, which now include the anticipated increased production from the two wells being worked over, will provide adequate operating cashflow for the next twelve month period. Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required when the loan comes due in one year. There is still uncertainty that further funding can be raised at that time. Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

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

On March 12 2009 we reported we had received notice of a lien being placed against the property by one of the suppliers relating to the pipeline installation. The lien filed was in the amount of $692,118. On April 27, 2009 we received notice of another lien being placed against the property by one other supplier relating to our 2008 well program. The lien filed was in the amount of $28,956. On June 12, 2009 we received notice of a lien being placed against the property by another supplier. The lien filed was in the amount of $148,864. On June 26, 2009 we received notice of a lien being placed against the property by another supplier. The lien filed was in the amount of $4,965.

On August 12, 2009 we finalized negotiations with our operating partner whereby under certain terms and conditions they have agreed to reimburse us for pipeline related costs up to a maximum of $383,947 subject to discounts, and they have agreed to extend the commencement date for our Continuous Drilling Program to no later than July 1, 2010. In addition we have agreed to amend numerous ambiguous terms of our D&D Agreement including to provide for Eden to pay actual water gathering and disposal costs and for EnCana to construct Well Connect Facilities.

On October 20, 2009 we finalized settlements relating to the abovementioned four creditors who filed liens against our Ant Hill Unit properties in Colorado. Pursuant to the settlement agreements, in consideration for a final payment of $340,000 to cover three of the liens and $18,000 to cover the fourth lien, the four creditors each delivered an original lien release, which was recorded by the Rio Blanco County Clerk and Recorder in Colorado.

On October 26, 2009 we reported we had settled the majority of other account claims relating to our 2008 work program in the Ant Hill Unit. With the support and consideration of our contractor and vendor partners in Colorado, we will have settled approximately $1,446,000 of account claims, which included the lien settlements mentioned above, for approximately $875,400. In order to fund the settlements and provide capital for ongoing operations, on October 2, 2009 we entered into a loan agreement whereby under certain terms and conditions we could borrow up to US$1,000,000 from a company owned and controlled by our President. The loan has a one year term and is secured against our company pursuant to a general security agreement. The full principal amount of $1,000,000 has been advanced to the company.

Pursuant to our August 12, 2009 agreement with our Ant Hill partner, once all 2008 well program accounts and lien releases are settled, they are obliged to reimburse us for additional Ant Hill pipeline and water gathering system costs up to a maximum of $383,947, subject to discounts negotiated. As of October 30, 2009 we have incurred total costs of approximately $1,843,944 to construct the pipeline, which as earlier reported we expected to be reimbursed for from our operating partner.

During the recent vendor settlement process, we negotiated approximately $230,800 in credits and discounts from the contractors and vendors involved on the pipeline project, which when deducted from the total pipeline costs of approximately $1,843,944 incurred, leaves a final cost of approximately $1,613,123. On January 7, 2009 our partner reimbursed us $868,025 of these costs, which effectively left $745,098 remaining unreimbursed. Due to the financial constraints we experienced at the time, these remaining costs and the related vendor accounts went unpaid until the recent settlement process described above. Under the terms and conditions of the agreement with our Ant Hill partner, we now expect to receive a final pipeline cost reimbursement of approximately $370,000 within the fourth quarter of 2009.

At the time of the agreement with our Ant Hill partner, they also agreed to extend the commencement date for our Continuous Drilling Program to no later than July 1, 2010. In addition we have agreed to amend numerous ambiguous terms of our D&D Agreement including provisions for Eden to pay actual water gathering and disposal costs and for EnCana to construct Well Connect Facilities.

Two of our eight wells, which to date have not been producing, will undergo work-over in the fourth quarter of 2009. On October 28, 2009 we agreed to advance funds to our operating partner under an AFE of $297,500 for the two well work over program. We expect to benefit from the increased production from these two wells by year end.

Net production from continuing operations for the three months ended September 30, 2009 declined due to a ten day plant closure to approximately 57,400 Mcfe, as compared to approximately 65,700 Mcfe for the three months ended September 30, 2008. Revenues recognized declined due to the lower production volumes and significantly lower commodity prices received to approximately $240,700 for the three months ended September 30, 2009 as compared to approximately $525,400 for the three months ended September 30, 2008.

The past year’s decline in gas and oil prices has impaired the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Management continues to assess its future plans in the area as a result of the deterioration of selling prices and actual field results prior to further decisions. More detailed information on this project is available in our 2008-year end filing.

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

Our current focus of activity is our development-drilling program in Colorado and over the next twelve-month period we have not budgeted for exploration expenditures.

The declines in gas and oil prices through late 2008 and the first half of 2009 together with the ongoing deterioration of general economic conditions has led to a significant write down in the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. With a recent slight improvement in commodity prices and the expected increased production from our two well work over program, we have revised our estimate of net revenues for the next twelve-month period. Based on the above we expect resultant cash flows for the next twelve-month period to be in a range of $1,000,000 to $1,100,000, which we anticipate will provide adequate operating cash flow for the period. For the three month period ending September 30, 2009 we had received or accrued approximately $240,700 from gas, oil, and natural gas liquid sales from our production wells. We expect to receive a final pipeline cost reimbursement of $370,000 from our operating partner in Colorado in the fourth quarter of 2009.

Management continues to assess future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions. Management has rationalized corporate costs where possible in an attempt to better align them with expected future revenues. We anticipate we will have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is still uncertainty that further funding can be raised.

Our net cash used in financing activities during the nine months ended September 30, 2009 was nil as compared to $5,361,070 used during the nine months ended September 30, 2008.

We will require additional funds in the future to maintain operations and further funds to implement our growth strategy in our gas development operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

In order to proceed with our plans and to fund negotiated settlements and lien releases relating to our Colorado operations, and to fund a two well work over program in the Ant Hill Unit, on October 2, 2009 we entered into a loan agreement to borrow the principal sum of up to US$1,000,000 from a company owned and controlled by Donald Sharpe, our President and a Director. The Loan is to be secured against our company pursuant to a general security agreement, also dated effective October 2, 2009.

The loan available to us is to be drawn down in an initial draw of $500,000 and, upon the provision of 30 days written notice, further draws of not less than $50,000, to an aggregate maximum of $1,000,000. The initial draw was confirmed received by the company on October 7, 2009 and a subsequent draw of $500,000 was confirmed received on October 21, 2009.

The loan bears interest from the date any funds are advanced to the date of full repayment of all amounts outstanding under the Loan, at 20% per annum. Interest shall be payable quarterly, in arrears, commencing January 5, 2010, and quarterly thereafter, for the initial draw. For subsequent draws, interest shall be payable three months after such draws, in arrears, and quarterly thereafter. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, which amount shall be payable quarterly, commencing three months after the date of the Loan agreement.

We are required to repay the principal amount of the Loan and all accrued and unpaid amounts and interest on the earlier to occur of October 5, 2010, subject to extension upon mutual agreement, or an “Event of Default” occurring as defined in the agreement. We may prepay the Loan in whole or in part, at any time and from time to time without notice, bonus or penalty.

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	900,000
Interim Loan Interest Expense	150,000
2008 Well Program Settlement Payments	880,000
Ant Hill Unit Two Well Work Over Program	300,000
Ant Hill Unit Lease Operating Expenses	360,000
Total	2,590,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2010 other than office computers, furnishings, and communication equipment as required.

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

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. Our company has produced significant revenue from its principal business and in fiscal years prior to December 31, 2008 was considered an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), Southern Frontier Explorations

Ltd. (“Southern”), companies incorporated and based in the State of Nevada, Eden Energy (North) Ltd. (“Eden North”), a company incorporated and based in the Province of Alberta, Canada, and Eden Energy Colorado LLC (“Eden Colorado”), a company incorporated and based in the State of Colorado. All intercompany transactions and balances have been eliminated. Our fiscal year-end is December 31.

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

Foreign Currency Translation

Our company’s and its United States subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of our company’s Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 830 “Foreign Currency Translation Matters” using period-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Our company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Asset Retirement Obligations

Our company accounts for asset retirement obligations in accordance with the provisions of ASC 440 “Asset Retirement and Environmental Obligations”. ASC 440 requires our company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs an obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until our company settles the obligation.

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

Property and Equipment

Property and equipment is recorded at net cost of $79,616 (2008 - $219,152) less accumulated depreciation of $48,210 (2008 - $68,135). Depreciation is recorded on the straight-line basis over five years.

Long-Lived Assets

In accordance with ASC 360, “Property Plant and Equipment", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. Our company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Loss Per Share

Our company computes net loss per share in accordance with ASC 260 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 3,006,000 as of September 30, 2009. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended September 30, 2009 and 2008, the only components of comprehensive loss were foreign currency translation adjustments.

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

Income Taxes

Our company follows the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the quarter ended September 30, 2009 our company recognized amortization expense of $nil.

Stock – Based Compensation

Our company has a stock-based compensation plan, whereby stock options are granted in accordance with the policies of the stock option plan. Our company records stock-based compensation in accordance with ASC 718 “Compensation – Stock Based Compensation”, using the fair value method.

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

Going Concern

In 2008 we commenced receiving significant revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new wells in the White River Dome field and a dramatic decline in oil and gas selling prices through 2008 and into 2009, we continue to be burdened with operating losses and a lack of substantial positive cash flow such that we anticipate an operating cash short fall in approximately twelve months time. Reserve based debt financing for further development is currently unavailable to us due to the decline in oil and gas selling prices. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations beyond the next approximate twelve months. We currently do not have any firm arrangements in place for any future debt or equity financing. Global financial markets and economic conditions have deteriorated significantly and though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations. We have reduced overhead costs where possible in attempt to match anticipated future revenues; however ongoing commitments and a certain level of fixed costs make further reductions challenging to realize. Future economic concerns and uncertainty are exacerbating the already negative environment we operate in as continued commodity pricing pressure is expected through the year ahead, which may result in further reduced revenues realized.

Results of Operations – Three Months Ended September 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2009, which are included herein.

Our operating results for the three months ended September 30, 2009, for the three months ended September 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Change Between Three Month Period Ended September 30, 2009 and September 30, 2008
Revenue	$240,711	525,464	(284,753)
Consulting	-	3,384	(3,384)
Depletion, depreciation and	86,580	280,636	(194,056)
amortization
General and administrative	150,480	228,993	(78,513)
Interest expense	1,254	112,884	(111,630)
Impairment loss on oil and gas properties	-	682,841	(682,841)
Management fees	92,013	202,993	(110,980)
Oil and gas operating expenses	185,556	114,451	71,105
Production taxes	10,740	23,529	(12,789)
Professional Fees	33,762	45,805	(12,043)
Other income(loss)	(81,410)	39,293	(120,703)
Net loss	(401,084)	(1,130,759)	(729,675)

Our accumulated losses increased to $47,467,312 as of September 30, 2009. Our financial statements report a net loss of $401,084 for the three month period ended September 30, 2009 compared to a net loss of $1,130,759 for the three month period ended September 30, 2008. Our losses have decreased primarily as a result of rationalization initiatives, a decrease in interest and other costs, and a decrease in impairment of oil and gas properties of $nil for the three months ended September 30, 2009 as compared to $682,841 for the three months ended September 30, 2008. The Company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $86,580 during the three months ended September 30, 2009, compared to $280,636 for the three months ended September 30, 2008. The depletion rate for Colorado production for the three months ended September 30, 2009 was $1.30/mcfe.

Results of Operations –Nine Months Ended September 30, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2009, which are included herein.

Our operating results for the nine months ended September 30, 2009, for the nine months ended September 30, 2008 and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Change Between Nine Month Period Ended September 30, 2009 and September 30, 2008
Revenue	$773,825	$1,985,268	$(1,211,443)
Consulting	-	9,269	(9,269)
Debt conversion expense	-	3,605,000	(3,605,000)
Depletion, depreciation and amortization	343,869	1,008,251	(664,3822)
General and administrative	560,459	647,207	(86,748)
Interest expense	1,318	771,443	(770,125)
Impairment loss on oil and gas properties	1,506,375	9,903,643	(8,397,268)
Management fees	260,346	670,669	(410,323)
Oil and gas operating expenses	379,144	646,623	(267,479)
Production taxes	35,486	87,701	(52,215)
Professional Fees	97,363	185,960	(88,597)
Other income(loss)	(76,321)	230,283	(306,604)
Net loss	(2,486,856)	(15,328,641)	(12,841,785)

As at September 30, 2009, we had $1,248,760 in current liabilities. Our net cash provided by operating activities for the nine months ended September 30, 2009 was $588,110 compared to $250,709 used in the nine months ended September 30, 2008. Our accumulated losses increased to $47,467,312 as of September 30, 2009. Our financial statements report a net loss of $2,486,856 for the nine month period ended September 30, 2009 compared to a net loss of $15,328,641 for the nine month period ended September 30, 2008. Our losses have decreased primarily as a result of a decrease in the non-cash debt conversion expense relating to the conversions of the Company’s convertible debt of $nil for the nine months ended September 30, 2009 as compared to $3,605,000 for the nine months ended September 30, 2008, and as a result of an decrease in impairment of oil and gas properties of $1,506,375 for the nine months ended September 30, 2009 as compared to $9,903,643 for the nine months ended September 30, 2008. The Company also recognized depletion and depreciation of its property and equipment and capitalized oil and gas expenditures of $343,869 during the nine months ended September 30, 2009, compared to $1,008,251 for the nine months ended September 30, 2008. The depletion rate for the nine months ended September 30, 2009 was $1.45/mcfe.

Our total liabilities as of September 30, 2009 were $1,492,983 as compared to total liabilities of $2,044,722 as of December 31, 2008. The decrease was due to a decrease in accounts payable from $1,810,797 as at December 31, 2008 to $1,248,760 as at September 30, 2009.

During the nine month period ended September 30, 2009 we spent $970,411 on exploration, development and acquisition of our oil and gas properties as compared to $9,039,092 spent during the nine month period ended September 30, 2008. Of this amount $21,574 was attributable to acquisition costs (2008 - $123,190), and $239,378 (2008 - $7,479,150) was attributable to exploration and development costs incurred during the nine months ended September 30, 2009. The balance of exploration, development and acquisition costs paid during the nine months ended September 30, 2009 were accrued at December 31, 2008.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2009	2008
Current assets	$650,082	1,941,490
Current liabilities	1,248,760	1,810,797
Working capital	$(598,678)	130,693

Cash Flows

	Nine Months Ended
	September 30
	2009	2008
Cash flows provided by (used in) operating activities	$588,110	(250,709)
Cash flows provided by (used in) investing activities	(888,761)	(9,122,178)
Cash flows provided by (used in) financing activities	-	(5,361,070)
Effect of exchange rate changes on cash	(473)	(63)
Net increase (decrease) in cash during period	$(301,124)	(14,734,020)

Operating Activities

Net cash provided by operating activities was $588,110 in the nine months ended September 30, 2009 compared with net cash used in operating activities of $250,709 in the same period in 2008.

Investing Activities

Net cash used in investing activities was $888,761 in the nine months ended September 30, 2009 compared to net cash used in investing activities of $9,122,178 in the same period in 2008. The decrease in use of cash of $8,233,417 in investing activities is mainly attributable to the decrease in oil and gas property development costs.

Financing Activities

Net cash provided by financing activities was $nil in the nine months ended September 30, 2009 compared to $5,361,070 used in financing activities in the same period in 2008.

Oil and gas sales volume comparisons for the three months ended September 30, 2009 compared to the three months ended September 30, 2008

For the three months ended September 30, 2009 net production from continuing operations was approximately 57,400 Mcfe as compared to approximately 65,700 Mcfe for the three months ended September 30, 2008. Due to declining commodity prices we recognized oil and gas sales of approximately $240,711 for the three months ended September 30, 2009 as compared to approximately $525,464 in the same period in 2008.

Item 4(T). Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $401,084 for the quarter ended September 30, 2009, and cumulative losses of $47,467,312 to September 30, 2009. As of September 30, 2009 we had working capital of $(598,678). Other than for possibly a few months following completion of our two well work over program, we do not expect positive cash flow from operations in the near term and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to September 30, 2009, we have incurred aggregate losses of approximately $47,467,312. Our loss from operations for the three months ended September 30, 2009 was $319,674 There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

10.25	First Amendment of Agent Operator Agreement 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.26	Fourth Amendment of Drilling and Development Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.27	Letter Agreement with En Cana Oil and Gas (USA) Inc (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.28	Loan Agreement between Eden Energy Corp. and D Sharpe Management Inc., dated effective October 2, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 16, 2009).

10.29

General Security Agreement between Eden Energy Corp. and D Sharpe Management Inc., dated effective October 2, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 16, 2009).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

Exhibit	Description
Number

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

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

EDEN ENERGY CORP.
(Registrant)

Dated: November 13, 2009	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: November 13, 2009	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)