Form 10-K
period 2009-12-31
EDEN ENERGY CORP
filed 2010-03-25
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [       ]

Commission file number 000-31503

EDEN ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1660 – 1055 West Hastings St, Vancouver, BC V6E 2E9	V6E 2E9
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	604.568.4700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes [X]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [   ]

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
Yes [   ]    No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $225,641 based on a $0.031 closing price for the Common
Stock on June 30, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates.
Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

9,893,571 as of March 23, 2010

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

General Overview

From mid 2004 through to mid 2008 we were an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a natural gas development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. The White River Dome project became our primary focus of activity mid 2008 due to the belief it represented the combination of good commercial returns while providing a large number of low risk development locations. We commenced receiving revenues from our White River Dome project during 2008 and have moved from an exploration stage company to an operating company. We concluded all operations in Nevada in 2008 and currently in conjunction with our partners are monitoring exploration activities in Alberta, Canada.

During 2008 Eden continued with a strategy of growing its natural gas and oil reserves and production by drilling four new wells in the Ant Hill Unit. These new wells were added to production in the first quarter of 2009 bringing our total number of production wells in the area to eight. Net production from continuing operations for the year ended December 31, 2009 was approximately 257,745 Mcfe as compared to approximately 295,157 Mcfe for the year ended December 31, 2008. Revenues recognized declined due to the lower production volumes and significantly lower commodity prices received to approximately $1.05 million for the year ended December 31, 2009 as compared to approximately $2.39 million for the year ended December 31, 2008.

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

Management has rationalized corporate costs where possible in an attempt to better align them with expected reduced revenues. During the past year we concluded negotiated settlements with all our vendors in Colorado and recorded lien releases on the four liens that were filed against our Ant Hill property. We concluded settlement with our operating partner in Colorado and received their reimbursement of $337,643 for their portion of Ant Hill pipeline and water gathering system costs.

In order to proceed with our plans we entered into a loan agreement whereby under certain terms and conditions we could borrow up to a $1,000,000 from a company owned and controlled by our president. As of December 31, 2009 we had borrowed the full amount. Ongoing production related issues and the volatility of oil and gas prices for the year ahead are challenging our revenue projections and estimates of operating cash flows. Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required when the loan comes due in October 2010 if not earlier. There is uncertainty that further funding can be raised when necessary. Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004 we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On January 7, 2010 we effected a share consolidation of our authorized and issued and outstanding shares of common stock on a five (5) old for one (1) new basis, such, such that our authorized capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock decreased from 49,467,856 shares of common stock to 9,893,571 shares of common stock.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

We are primarily focused and engaged in development drilling of the White River Dome, Ant Hill Unit Project in Colorado. We expect to continue to monitor our other exploration projects pursuant to our participation agreements with our partners.

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

Ant Hill Unit – Colorado

The primary targets are the Cameo Coal and Williams Fork Sandstones of the Cretaceous Mesaverde Group, found at an average depth of 8,100 feet. As of January 1, 2010 cumulative production from the field is in excess of 82.5 Bcfe from 162 wells, with current production averaging 6.5 MMcf/d from 106 active wells. Typical well life in the field is in the range of 20 – 25 years. Effective January 1, 2010 in accordance with the current SEC reserve evaluation criteria, which uses an average of 2009 monthly actual received oil and gas prices, MHA Petroleum Consultants Inc. of Lakewood, CO. assigned Eden net reserves of 2.05 Bcfe. This report included our proved developed producing reserves only. Effective January 1, 2010, in accordance with the current Canadian Oil and Gas Handbook NI 51-101 reserve evaluation criteria, which uses the Sproule December 31, 2009 oil and gas price forecast, MHA Petroleum Consultants Inc. assigned Eden net reserves of 6.6 Bcfe. Gas from the Ant Hill unit typically contains about 25% carbon dioxide, which is removed at a local natural gas treatment plant. Drilling and completion costs have historically been in the $2,000,000 range per well throughout the field, though with service costs declining due to general economic conditions, we estimate costs now to be in the $1,500,000 range. Operations in the White River Dome Field are largely prohibited in the winter months.

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

On February 16, 2009 we received an independent reserve report from MHA Petroleum Consultants Inc., of Golden, Colorado, which was effective January 1, 2009. The report assigned total proved reserves of 10.11 Bcfe net to Eden’s interest; however due to the decline in gas and oil prices used in assigning reserve values, the proved undeveloped locations (8 PUD’s) currently are uneconomical to drill and complete. Using year-end actual received gas and oil prices as mandated by the SEC, net to Eden, the report assigned our eight proved developed producing wells reserves of 2.85 Bcfe with a PV10 value of $4.74 million.

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

On August 12, 2009 we finalized negotiations with our operating partner whereby under certain terms and conditions they agreed to reimburse us for pipeline related costs up to a maximum of $383,947 subject to discounts, and they agreed to extend the commencement date for our Continuous Drilling Program to no later than July 1, 2010. In addition we agreed to amend numerous ambiguous terms of our D&D Agreement including to provide for Eden to pay actual water gathering and disposal costs and for EnCana to construct Well Connect Facilities.

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

On October 26, 2009 we reported we had settled the majority of other account claims relating to our 2008 work program in the Ant Hill Unit. With the support and consideration of our contractor and vendor partners in Colorado, we settled approximately $1,444,230 of account claims, which included the lien settlements mentioned above, for approximately $828,400. In order to fund the settlements and provide capital for ongoing operations, on October 2, 2009 we entered into a loan agreement whereby under certain terms and conditions we could borrow up to US$1,000,000 from a company owned and controlled by our President. The loan has a one year term and is secured against our company pursuant to a general security agreement. The full principal amount of $1,000,000 has been advanced to the company.

Pursuant to our August 12, 2009 agreement with our Ant Hill partner, once all 2008 well program accounts and lien releases were settled, they were obliged to reimburse us for additional Ant Hill pipeline and water gathering system costs up to a maximum of $383,947, subject to discounts negotiated. As of October 30, 2009 we had incurred total costs of approximately $1,843,944 to construct the pipeline.

During the 2009 vendor settlement process, we negotiated approximately $230,800 in credits and discounts from the contractors and vendors involved on the pipeline project, which when deducted from the total pipeline costs of approximately $1,843,944 incurred, left a final cost of approximately $1,613,123. On January 7, 2009 our partner reimbursed us $868,025 of these costs, which effectively left $745,098 remaining unreimbursed. Due to the financial constraints we experienced at the time, these remaining costs and the related vendor accounts went unpaid until the recent settlement process described above. Under the terms and conditions of the agreement with our Ant Hill partner, we received a final pipeline cost reimbursement of $337,643 on December 17, 2009.

At the time of the agreement with our Ant Hill partner, they also agreed to extend the commencement date for our Continuous Drilling Program to no later than July 1, 2010. In addition we agreed to amend numerous ambiguous terms of our D&D Agreement including provisions for Eden to pay actual water gathering and disposal costs and for EnCana to construct Well Connect Facilities.

Net production from continuing operations for the year ended December 31, 2009 was approximately 257,745 Mcfe as compared to approximately 295,157 Mcfe for the year ended December 31, 2008. Revenues recognized declined due to the lower production volumes and significantly lower commodity prices received to approximately $1.05 million for the year ended December 31, 2009 as compared to approximately $2.39 million for the year ended December 31, 2008.

On February 5, 2010 we received an independent reserve report from MHA Petroleum Consultants Inc., of Lakewood, Colorado, which was effective January 1, 2010. Using an average of 2009 monthly actual received oil and gas prices in accordance with SEC criteria, net to Eden, the report assigned our eight proved developed producing wells net reserves of 2.05 Bcfe with a PV10 value of $2.88 million. Our eight associated proved and undeveloped well locations were not included in the SEC report as they are uneconomical to develop using the current SEC reserve criteria. Effective January 1, 2010 and in accordance with the current Canadian Oil and Gas Handbook NI 51-101 reserve evaluation criteria, which uses the Sproule December 31, 2009 oil and gas price forecast, MHA Petroleum Consultants Inc. assigned Eden net reserves of 6.6 Bcfe with a pre tax PV 10 value of $13.81 million.

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

Competition

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There are other competitors that have operations in the Northern Alberta and Colorado areas and the presence of these competitors could adversely affect our ability to acquire additional leases and/or equipment as required.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $2,834,956 for the year ended December 31, 2009, and cumulative losses of $47,815,280 to December 31, 2009. As of December 31, 2009 we had a working capital deficit of $672,995. Other than for possibly a few months where our production rates are higher and commodity prices remain firm, we do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to December 31, 2009, we have incurred aggregate losses of approximately $47,815,280. Our loss from operations for the twelve months ended December 31, 2009 was $3,114,623. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our constating documents authorize the issuance of 20,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

Executive Offices

Effective December 1, 2009 our corporate head office is located at 1660, 1055 West Hastings Street, Vancouver, British Columbia V6E 2E9, Canada where we rent approximately 900 sq. ft. of office space for approximately $3000 monthly. On September 9 2009, our five year office lease which commenced September 1, 2007 was terminated by the Landlord. We are currently in negotiation with this Landlord to finalize costs and expenses as they relate to this lease.

Item 3.    Legal Proceedings

On December 21, 2009 Ontrea Inc. filed an action in the courts of British Columbia, Canada against Eden Canada Holdings Ltd., a registered name of Eden Energy Corp. in Canada, claiming arrears rent and accelerated rent overdue of $109,273.25 plus damages. Eden Canada Holdings Ltd. filed its Statement of Defense on February 1, 2010 and at this time the outcome is not determinable. Other than this, we know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.    (Removed and Reserved)

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2009	$0.22	$0.03
September 30, 2009	$0.07	$0.011
June 30, 2009	$0.055	$0.021
March 31, 2009	$0.09	$0.035
December 31, 2008	$0.20	$0.05
September 30, 2008	$0.39	$0.13
June 30, 2008	$0.94	$0.23
March 31, 2008	$0.95	$0.50
December 31, 2007	$1.00	$0.53

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 500 E Warm Springs Road, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

On March 11 , 2010, the shareholders' list showed 146 registered shareholders and 9,893,563 common shares outstanding and Nil preferred shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

As at December 31, 2009, we have one compensation plan in place, entitled Amended 2004 Stock Option Plan. This plan has not been approved by our security holders. On December 20, 2007, the directors of our company approved an amendment to the Amended 2004 Stock Option Plan by increasing the maximum number of options available for grant from 3,000,000 to 4,276,332. (On January 7, 2010 we effected 1:5 reverse share consolidation. The number of options available for grant post January 7, 2010 is reduced to 989,357.)

The Amended 2004 Stock Option Plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2009. (The table includes share adjustment for a 1:5 reverse share consolidation effective January 7, 2010):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	600,000	$8.06	389,357
	600,000	$8.06	389,357

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2009.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2009.

Item 6.    Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 9 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are a Nevada corporation incorporated on January 29, 1999. We were previously involved in the business of providing internet and programming services through our subsidiary company to clients located primarily in Canada. Our principal products and services included the development of e-commerce web sites and strategies, web design and hosting, domain name registration, Internet marketing and consulting and custom programming of web based applications. Due to the inability to run this business with a profit and the difficulty in attracting additional capital on terms favorable to existing shareholders, we ceased operation of this business and disposed of our subsidiary company on December 31, 2003 for nominal consideration. We became an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and the Province of Alberta, Canada. As of July 28, 2008 our primary focus became a development-drilling program for natural gas in the State of Colorado and due to the commencement of receiving significant revenues in 2008, as at December 31, 2008 we have moved from an exploration stage company to an operating company.

PLAN OF OPERATIONS AND CASH REQUIREMENTS

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

The declines in gas and oil prices through late 2008 and the first half of 2009 together with the ongoing deterioration of general economic conditions has led to a significant write down in the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Ongoing production related issues and the volatility of oil and gas prices for the twelve-month period ahead are challenging our revenue projections and estimates of operating cash flows. We expect cash flows for the next twelve-month period to be in a range of $750,000, which we anticipate will not provide adequate operating cash flow for the period. For the year ending December 31, 2009 we had received or accrued approximately $1.05 million from gas, oil, and natural gas liquid sales from our production wells. We received a final pipeline cost reimbursement of $337,643 from our operating partner in Colorado on December 17, 2009.

Management continues to assess future plans in the area as a result of the deterioration of selling prices and field results prior to further decisions. Management has rationalized corporate costs where possible in an attempt to better align them with expected future revenues. We anticipate we will not have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is uncertainty that further funding can be raised.

Our net cash provided by financing activities during the year ended December 31, 2009 was $1,058,679 as compared to $5,361,070 used during the year ended December 31, 2008.

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

In order to proceed with our plans, on October 2, 2009 we entered into a loan agreement to borrow the principal sum of up to US$1,000,000 from a company owned and controlled by Donald Sharpe, our President and a Director. The Loan is to be secured against our company pursuant to a general security agreement, also dated effective October 2, 2009.

The loan available to us was to be drawn down in an initial draw of $500,000 and, upon the provision of 30 days written notice, further draws of not less than $50,000, to an aggregate maximum of $1,000,000. The initial draw was confirmed received by the company on October 7, 2009 and a subsequent draw of $500,000 was confirmed received on October 21, 2009.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	750,000
Interim Loan Interest Expense	200,000
Interim Loan Retirement	1,000,000
Ant Hill Unit Lease Operating Expenses	360,000
Total	2,310,000

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

Results of Operations – Twelve Months Ended December 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2009, which are included herein.

Our operating results for the twelve months ended December 31, 2009, for the twelve months ended December 31, 2008 and the changes between those periods for the respective items are summarized as follows:

	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	Change Between Twelve Month Period Ended December 31, 2009 and December 30, 2008
Revenue	$ 1,050,170	$ 2,392,435	$ (1,342,265)
Debt conversion expense	Nil	3,605,000	(3,605,000)
Depletion, depreciation and amortization	634,943	1,596,371	(961,428)
General and administrative	712,806	820,001	(107,195)
Interest expense	47,907	771,597	(723,690)
Impairment loss on oil and gas properties	1,721,598	24,794,404	(23,072,806)
Management fees	357,167	924,847	(567,680)
Oil and gas operating expenses	453,862	726,696	(272,834)
Production taxes	48,941	119,373	(70,432)
Professional fees	187,569	233,462	(45,893)
Loss on disposal of equipment	(88,117)	Nil	(88,117)
Gain on recovery of costs previously impaired	357,678	Nil	357,678
Net loss	$ (2,834,824)	$ (30,996,554)	$ 28,160,730

Our accumulated losses increased to $47,815,280 as of December 31, 2009. Our financial statements report a net loss of $2,834,824 for the twelve month period ended December 31, 2009 compared to a net loss of $30,996,554 for the twelve month period ended December 31, 2008. Our losses have decreased primarily as a result of rationalization initiatives, a decrease in interest and other costs, and a decrease in impairment of oil and gas properties of $1,721,598 for the twelve months ended December 31, 2009 as compared to $24,794,404 for the twelve months ended December 31, 2008. The Company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $634,943 during the twelve months ended December 31, 2009, compared to $1,596,371 for the twelve months ended December 31, 2008. The depletion rate for Colorado production for the twelve months ended December 31, 2009 was $1.41/mcfe.

Our total liabilities as of December 31, 2009 were $1,441,477 as compared to total liabilities of $2,044,722 as of December 31, 2008. The decrease was primarily due to a reduction in accounts payable of $88,927 as of December 31, 2009 as compared to $1,810,797 as of December 31, 2008 offset by an increase in loans payable of $1,045,954 as of December 31, 2009 as compared to $nil as of December 31, 2008.

During the twelve months ended December 31, 2009 we spent $445,749 on exploration, development and acquisition of our oil and gas properties as compared to $12,123,183 spent during the twelve months ended December 31, 2008. Of this amount $13,091 was attributable to acquisition costs (2008 - $220,041), and $432,658 (2008 - $11,993,142) was attributable to exploration and development costs incurred during the twelve months ended December 31, 2009.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2009	2008
Current assets	$520,565	1,941,490
Current liabilities	1,193,560	1,810,797
Working capital (deficit)	$(672,995)	130,693

Cash Flows

	Year Ended
	December 31
	2009	2008
Cash flows provided by (used in) operating activities	$767,165	(812,945)
Cash flows provided by (used in) investing activities	(2,181,002)	(12,768,396)
Cash flows provided by (used in) financing activities	1,058,679	(5,361,070)
Effect of exchange rate changes on cash	(132)	22,519
Net increase (decrease) in cash during period	$(355,290)	(18,920,252)

Operating Activities

Net cash provided by operating activities was $767,165 in the year ended December 31, 2009 compared with net cash used in operating activities of $812,945 in the same period in 2008. The increase in cash provided by operating activities of $1,580,110 is mainly attributed to rationalization efforts decreasing expenses and a significant reduction in impairment expense being offset by a reduction in revenues.

Investing Activities

Net cash used in investing activities was $2,181,002 in the year ended December 31, 2009 compared to net cash used in investing activities of $12,768,396 in the same period in 2008. The decrease in use of cash of $10,587,394 in investing activities is mainly attributable to the decrease in oil and gas property development costs.

Financing Activities

Net cash provided by financing activities was $1,058,679 in the year ended December 31, 2009 compared to $5,361,070 used in financing activities in the same period in 2008. The difference in cash of $6,419,749 in financing activities is mainly attributed to cash provided by a $1,000,000 loan in the year ended December 31, 2009 as compared to cash used in repayment of $5,398,570 of convertible notes in the year ended December 31, 2008.

Oil and gas sales volume comparisons for the twelve months ended December 31, 2009 compared to the twelve months ended December 31, 2008

Net production from continuing operations for the year ended December 31, 2009 was approximately 257,745 Mcfe as compared to approximately 295,157 Mcfe for the year ended December 31, 2008. Revenues recognized declined due to the lower production volumes and significantly lower commodity prices received to approximately $1.05 million for the year ended December 31, 2009 as compared to approximately $2.39 million for the year ended December 31, 2008.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

In 2008 we commenced receiving revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new wells in the White River Dome field and a dramatic decline in oil and gas selling prices through 2008 and into 2009, we continue to be burdened with operating losses and a lack of substantial positive cash flow such that we anticipate an operating cash short fall sometime within approximately twelve months time. Reserve based debt financing for further development is currently unavailable to us due to the decline in oil and gas selling prices. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations within or beyond the next approximate twelve months. We currently do not have any firm arrangements in place for any future debt or equity financing. Global financial markets and economic conditions have deteriorated significantly and though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations. We have reduced overhead costs where possible in attempt to match anticipated future revenues; however ongoing commitments and a certain level of fixed costs make further reductions challenging to realize. Future economic concerns and uncertainty are exacerbating the already negative environment we operate in as continued commodity pricing pressure is expected through the year ahead, which may result in further reduced revenues realized.

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

The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to recoverable values of oil and gas properties, stock-based compensation, the provision for income taxes, depreciation, depletion and asset retirement obligations.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. Unproved properties are evaluated annually for impairment, and if the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted, while if the unproved properties are abandoned completely the amount of such properties is written off.

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

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the discounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accrued petroleum revenues, other receivables, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

Recent Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 12.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the Securities Exchange Commission (“SEC”). ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.    Financial Statements and Supplementary Data

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

We have audited the accompanying consolidated balance sheets of Eden Energy Corp. as of December 31, 2009 and 2008 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. To date, the Company has not generated profitable operations from its oil and gas business, has incurred significant losses in 2009 and further losses are anticipated. The Company will require additional funds to meet its obligations and the costs of its operations. There is uncertainty that further funding can be raised if and when needed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
March 23, 2010

Eden Energy Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets

Current Assets

Cash and cash equivalents	$341,976	$697,266
Accrued petroleum revenues	118,157	180,163
Other receivables	–	933,705
Prepaid expenses	60,432	130,356

Total Current Assets	520,565	1,941,490

Oil and gas properties (Note 4)	3,525,365	5,387,968
Restricted cash (Note 10)	61,423	91,867
Equipment, net of depreciation of $48,463 (2008 - $68,135)	26,788	151,017

Total Assets	$4,134,141	$7,572,342

Liabilities and Stockholders’ Equity

Current Liabilities

Bank overdraft	$58,679	$–
Accounts payable	88,927	1,810,797
Loan payable (Note 7)	1,045,954	–
Total Current Liabilities	1,193,560	1,810,797

Asset retirement obligations (Note 5)	247,917	233,925

Total Liabilities	1,441,477	2,044,722

Contingencies and Commitments (Notes 1, 7, 8 and 12)

Stockholders’ Equity

Preferred Stock: 10,000,000 preferred shares authorized, $0.001 par value None issued	–	–

Common Stock: (Note 9) 20,000,000 shares authorized, $0.001 par value 9,893,571 (2008 – 9,893,571) shares issued and outstanding	9,894	9,894

Additional paid-in capital	50,463,667	50,463,667

Accumulated other comprehensive income	34,383	34,515

Deficit	(47,815,280)	(44,980,456)

Total Stockholders’ Equity	2,692,664	5,527,620

Total Liabilities and Stockholders’ Equity	$4,134,141	$7,572,342

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008

Revenue
Oil and gas	$1,050,170	$2,392,435

Expenses
Consulting
- cash-based	–	–
- stock-based compensation (Note 9)	–	12,616
Debt conversion expense (Note 9)	–	3,605,000
Depletion, depreciation and amortization	634,943	1,596,371
General and administrative
- cash-based	712,806	808,532
- stock-based compensation (Note 9)	–	11,469
Impairment of oil and gas properties (Note 4)	1,721,598	24,794,404
Interest expense	47,907	771,597
Management fees
- cash-based	357,167	567,482
- stock-based compensation (Note 9)	–	357,365
Oil and gas operating expenses	453,862	726,696
Production taxes	48,941	119,373
Professional fees	187,569	233,462
Operating expenses	4,164,793	33,604,367
Loss before other items	(3,114,623)	(31,211,932)
Other items
Gain (loss) on foreign exchange	9,714	(21,299)
Loss on disposal of equipment	(88,117)	–
Gain on recovery of costs previously impaired (Note 8)	357,678	–
Interest income	524	236,677
Net loss	(2,834,824)	(30,996,554)
Other comprehensive (loss) income
Foreign currency translation adjustment	(132)	(661)
Comprehensive loss	$(2,834,956)	$(30,997,215)

Basic and diluted loss per share	$(0.29)	$(3.17)

Weighted average number of common shares outstanding – basic and diluted	9,894,000	9,792,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2008
Cash provided by (used in):
Operating Activities:
Net loss from operations	$(2,834,824)	$(30,996,554)
Non-cash items:
Impairment of oil and gas properties	1,721,598	24,794,404
Interest expense relating to accretion of convertible debt	–	430,746
Interest expense paid by issue of common stock	–	248,336
Depletion, depreciation and amortization	634,943	1,596,371
Loss on disposal of equipment	88,117	–
Accrued interest on loan payable	45,954	–
Stock-based compensation	–	381,450
Debt conversion expense	–	3,605,000
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	62,006	(162,229)
Other receivables	933,705	(680,571)
Prepaid expenses and other	69,924	(32,702)
Accounts payable	45,742	2,804
	767,165	(812,945)
Investing Activities:
Restricted cash	30,444	–
Purchase of property and equipment	(635)	(83,086)
Proceed from sales of equipment	2,550	–
Oil and gas property acquisition and exploration, net	(2,213,361)	(12,685,310)
	(2,181,002)	(12,768,396)
Financing Activities:
Issuance of common stock, net of issuance costs	–	37,500
Repayment of convertible notes	–	(5,398,570)
Proceeds from loan	1,000,000	–
Bank overdraft	58,679	–
	1,058,679	(5,361,070)

Effect of exchange rate changes on cash	(132)	22,159
Decrease in cash and cash equivalents	(355,290)	(18,920,252)
Cash and cash equivalents, beginning	697,266	19,617,518
Cash and cash equivalents, ending	$341,976	$697,266

Non-cash financing and investing activities:
Net change in non-cash working capital items in investing activities	$–	$(597,592)
Issue of common stock for interest expense	$–	$248,336

Supplementary disclosure:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Stockholders’ Equity
From January 1, 2008 to December 31, 2009

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficiency)

Balance, December 31, 2007	8,552,665	$8,552	$42,931,843	$(13,983,902)	$35,176	$28,991,669

January 16, 2008: Conversion of convertible debt	487,140	487	1,217,362	–	–	1,217,849

February 7, 2008: Conversion of convertible debt	400,620	401	1,001,149	–	–	1,001,550

February 19, 2008: Issued for cash	15,000	15	37,485	–	–	37,500

March 13, 2008: Conversion of convertible debt	145,333	146	508,521	–	–	508,667

April 2, 2008: Conversion of convertible debt	167,357	167	585,583	–	–	585,750

June 2, 2008: Issued for interest on convertible debt	65,933	66	117,954	–	–	118,020

August 25, 2008: Issued for interest onconvertible debt	59,523	60	77,320	–	–	77,380

Debt conversion expense	–	–	3,605,000	–	–	3,605,000

Stock-based compensation	–	–	381,450	–	–	381,450

Foreign currency translation adjustment	–	–	–	–	(661)	(661)

Net loss for the year	–	–	–	(30,996,554)	–	(30,996,554)

Balance, December 31, 2008	9,893,571	9,894	50,463,667	(44,980,456)	34,515	5,527,620

Foreign currency translation adjustment	–	–	–	–	(132)	(132)

Net loss for the year	–	–	–	(2,834,824)	–	(2,834,824)

Balance, December 31, 2009	9,893,571	$9,894	$50,463,667	$(47,815,280)	$34,383	$2,692,664

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

1.	Nature and Continuance of Operations

The Company is involved in oil and gas exploration, development and production activities in Alberta, Canada, and Colorado USA.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $47,815,280 since inception including a loss for the current year of $2,834,824 of which $1,721,598 is related to property impairment. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the recent global economic climate and the uncertainty in commodity prices there may be difficulty in raising further funding. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has produced revenue from its principal business and in fiscal years prior to December 31, 2008 was considered an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), Southern Frontier Explorations Ltd. (“Southern”), companies incorporated and based in the State of Nevada, Eden Energy (North) Ltd. (“Eden North”), a company incorporated and based in the Province of Alberta, Canada, and Eden Energy Colorado LLC (“Eden Colorado”), a company incorporated and based in the State of Colorado. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to recoverable values of oil and gas properties, stock-based compensation, the provision for income taxes, depreciation, depletion and asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

The Company’s and its United States subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

F–6

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies (continued)

Asset Retirement Obligations

The Company follows the provisions of ASC 440, Asset Retirement and Environmental Obligations, which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of- production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. Unproved properties are evaluated annually for impairment, and if the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted, while if the unproved properties are abandoned completely the amount of such properties is written off.

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

Equipment

Property and equipment is recorded at cost of $75,251 (2008 - $219,152) less accumulated depreciation of $48,463 (2008 - $68,135). Depreciation is recorded on the straight-line basis over five years.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the discounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Loss Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended December 31, 2009 and 2008, the only components of comprehensive loss were foreign currency translation adjustments.

F–7

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies (continued)

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, accrued petroleum revenues, other receivables, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of these net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Debt Issue Costs

In accordance with ASC 835, Interest, the Company recognizes debt issue costs on the balance sheet as deferred charges and amortizes the balance over the term of the related debt. The Company follows the guidance in ASC 230, Statement of Cash Flows, and classifies cash payments for debt issue costs as a financing activity. During the year ended December 31, 2009, the Company recognized amortization expense of $nil (2008 - $127,324).

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 9), whereby stock options are granted in accordance with the policies of the stock option plan. The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Based Compensation, using the fair value method.

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

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

3.	Recently Issued Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 12.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the Securities Exchange Commission (“SEC”). ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

F–8

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

4.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	December 31, 2009			December 31, 2008
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,656,563	1,656,563	–	1,641,221	1,641,221
Exploration costs	–	22,919,312	22,919,312	–	22,487,102	22,487,102
Less:
Accumulated depletion	–	(2,002,490)	(2,002,490)	–	(1,415,736)	(1,415,736)
Accumulated impairment charges	–	(19,691,285)	(19,691,285)	–	(17,969,687)	(17,969,687)
	–	2,882,100	2,882,100	–	4,742,900	4,742,900
Unproven Properties
Acquisition costs	60,320	3,126,986	3,187,306	62,571	3,126,986	3,189,557
Exploration costs	2,045,186	4,507,654	6,552,840	2,044,738	4,507,654	6,552,392
Less:
Accumulated impairment charges	(1,462,241)	(7,634,640)	(9,096,881)	(1,462,241)	(7,634,640)	(9,096,881)
	643,265	–	643,265	645,068	–	645,068
Net Carrying Value	643,265	2,882,100	3,525,365	645,068	4,742,900	5,387,968

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the year ended December 31, 2009 of $586,754 (2008 - $1,415,736) was recorded in the U.S. cost center and $nil (2008 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the year ended December 31, 2009, the Company’s proven property costs (consisting of the Ant Hill Property) were considered impaired primarily as a result of the decline in gas prices resulting in a $1,721,598 (2008 - $17,969,687) non-cash impairment charge.

Impairment charges – Unproven Properties

During the year ended December 31, 2008, the Company’s unproven property costs were considered impaired resulting in a $6,824,717 non-cash impairment charge. No impairment charges on unproven properties were recorded in 2009.

5.	Asset Retirement Obligations

Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs estimated to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. A reconciliation between the estimated opening and closing asset retirement obligations balance is provided below:

	December 31,	December 31,
	2009	2008
	$	$
Beginning balance	233,925	113,262
Liabilities incurred	–	113,016
Accretion	13,992	7,647

Ending balance	247,917	233,925

F–9

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

6.	Related Party Transactions

(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, December 21, 2006, and January 1, 2008, with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of Cdn$20,392 per month. During the year ended December 31, 2009, management fees of $213,977 (2008 - $235,697) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006, December 21, 2006, and January 1, 2008 with a director and officer of the Company. Under the terms of the amended agreement, the Company agreed to pay Cdn$13,594 per month. During the year ended December 31, 2009, management fees of $143,190 (2008 - $157,097) were incurred.

(c)

The Company entered into a management agreement dated May 1, 2006, as amended December 21, 2006, and January 1, 2008 with a private company wholly-owned by an officer of the Company. Effective January 1, 2008, the officer changed his status to an employee of the Company, and under the terms of the amended agreement, the Company agreed to pay $12,587 per month. During the year ended December 31, 2009, salaries of $151,044 (2008 – $151,044) were incurred.

	(d)	During the year ended December 31, 2009, the Company recorded stock-based compensation of $nil (2008 - $357,365) as management fees to officers and directors

Refer to Note 7.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

7.	Loan Payable

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets, also dated effective October 2, 2009. Funds drawn on the loan bear interest at 20% per annum, payable quarterly commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. The Company received the initial draw of $500,000 on October 5, 2009, and the remaining $500,000 draw on October 21, 2009. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest shall be made on the earlier of October 2, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. As at December 31, 2009 $45,954 in accrued interest is owing on this loan. The interest was paid subsequent to December 31, 2009.

8.	Commitments

The Company entered into a Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (EnCana) obliging the Company to conduct a continuous drilling program through future summer drilling seasons on the Ant Hill Property, which the Company estimates would consist of a minimum of six wells per season at a cost of approximately $1,500,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company suspended drilling operations for the 2009 drilling season. On August 12, 2009 the Company finalized negotiations with EnCana whereby EnCana agreed to extend the commencement date of the continuous drilling program to no later than July 1, 2010 and reimburse the Company a final $337,643 for their portion of Ant Hill pipeline and water gathering system costs. The Company was reimbursed these costs on December 17, 2009. In addition the Company and EnCana agreed to amend numerous terms of the Drilling & Development Agreement including to provide for the Company to pay actual water gathering and disposal costs, and for EnCana to construct future Well Connect Facilities. In the event the Company does not commence drilling in 2010 and unless negotiated otherwise, the Company’s current Drilling and Development Agreement and ability to drill future wells will terminate, and the Company will retain its interests in the current wells and properties earned to date.

F–10

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

9.	Capital Stock

During the year ended December 31, 2009, no shares were issued.

On January 7, 2010, the Company effected a 1:5 reverse stock-split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 49,467,856 shares of common stock to 9,893,571 shares of common stock. All share amounts have been retroactively adjusted for all periods presented. Refer to Note 12.

During the year ended December 31, 2008, the Company issued the following:

	(a)	On January 16, 2008, the Company issued 487,140 shares of common stock upon the conversion of $1,217,849 of principal and interest relating to the convertible debentures.

	(b)	On February 7, 2008, the Company issued 400,620 shares of common stock upon the conversion of $1,001,550 of principal and interest relating to the convertible debentures.

	(c)	On February 19, 2008, the Company issued 15,000 common shares upon the exercise of 15,000 warrants at $2.50 per share for proceeds of $37,500.

	(d)	On March 13, 2008, the Company issued 145,333 shares of common stock upon the conversion of $508,667 of principal and interest relating to the convertible debentures.

	(e)	On April 2, 2008, the Company issued 167,357 shares of common stock upon the conversion of $585,750 of principal and interest relating to the convertible debentures.

	(f)	On June 2, 2008, the Company issued 65,933 shares of common stock in settlement of accrued interest on convertible debentures of $118,020.

	(g)	On August 25, 2008, the Company issued 59,523 shares of common stock upon the conversion of $77,380 of interest relating to the convertible debentures.

Stock Options

Effective May 1, 2005, the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 600,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. Effective December 20, 2007 the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 855,266 shares of common stock.

During the year ended December 31, 2009 the Company did not grant any stock options. During the year ended December 31, 2009 stock options to acquire 50,000 common shares at $2.50 per share on or before June 11, 2009 expired in full without exercise. Stock options to acquire 2,000 common shares at $10.75 per share on or before December 16, 2010 were cancelled. Stock options to acquire 34,400 common shares at $12.50 per share on or before February 28, 2011 were cancelled. Stock options to acquire 8,400 common shares at $7.70 per share on or before December 20, 2011 were cancelled. Stock options to acquire 8,400 common shares at $3.00 per share on or before January 22, 2013 were cancelled.

At December 31, 2009, 601,200 stock options remained outstanding at prices between $3.00 and $12.50 per share, and expiring between May 1, 2010 and January 22, 2013.

During the year ended December 31, 2008, the Company granted stock options to directors, officers, consultants, and employees to acquire up to 198,400 shares of common stock exercisable at $3.00 per share on or before January 22, 2013 pursuant to the Amended 2004 Stock Option Plan. One-third of the options vest on April 30, 2008, one-third vest on August 31, 2008 and the final one-third vest on December 31, 2008. The closing market price of the stock on the grant date was $3.10 per share. The fair value for options granted was estimated at the date of grant to be $353,913 using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 2.61 years, risk-free rate of 2.10% and expected volatility of 96%. The weighted average fair value of these stock options granted was $1.80 per share. During the year ended December 31, 2008, including stock based compensation on options granted in prior years which vested in the year ended December 31, 2008, including stock-based compensation on options granted in prior years which vested in 2008, the Company recorded stock-based compensation of $357,365 as management fees, $12,616 as consulting fees and $11,469 as general and administrative expense.

F–11

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

9.	Capital Stock (continued)

Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding, December 31, 2007	504,800	$9.75	3.16	$–
Granted	198,400	3.00
Outstanding, December 31, 2008	703,200	7.85	2.69	–
Cancelled and expired	(103,200)	6.46
Outstanding, December 31, 2009	600,000	$8.06	1.90	$–

A summary of the status of the Company’s unvested stock options and changes during the year is presented below:

		Weighted-Average
		Grant-Date
	Number of Shares	Fair Value

Unvested at December 31, 2007	13,333	$3.05

Granted	198,400	1.80
Vested	(211,733)	1.85

Unvested at December 31, 2008 and 2009	–	$–

Share Purchase Warrants

During the year ended December 31, 2005, the Company issued convertible debentures with a principal amount of $9,075,000, together with 907,500 Series A detachable share purchase warrants. During the year ended December 31, 2005, a debenture with a principal amount of $450,000 was converted into 90,000 shares of common stock.

On January 17, 2008, and February 8, 2008, the Company entered into Note and Warrant Amendment Agreements (“Amendment”) with six of the holders of the convertible debt, whereby the terms of the convertible debt were amended. Upon their election to participate and pursuant to the Amendment, the term of 113,168 of the noteholders’ warrants was amended to expire on August 25, 2009, and the exercise price of the warrants was amended to $5.00, unless the warrants were exercised within 30 business days of the closing date of the Amendment, in which case the exercise price of the warrants would be $2.50. The fair value of the warrants as amended was estimated at the date of grant to be an incremental $79,702 using the Black-Scholes option-pricing model with the following assumptions: expected life of 1.55 – 1.61 years, risk-free rate of 1.9% - 2.39% and expected volatility of 81%. The Company recognized a debt conversion expense of $2,403,000 in the year ended December 31, 2008. On February 22, 2008, the Company issued 15,000 shares of common stock upon the exercise of 15,000 warrants at $2.50 and the remainder subsequently expired.

On March 13, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Second Amendment”) with one of the holders of the convertible debt, whereby the terms of the convertible debt described were amended. Upon their election to participate and pursuant to the Second Amendment, the term of 10,000 of the noteholders’ warrants was amended to expire on August 25, 2009, and the exercise price of the warrants was amended to $5.50, unless the warrants were exercised within 30 business days of the closing date of the Second Amendment, in which case the exercise price of the warrants would be $3.50. The fair value of the warrants as amended was estimated at the date of grant to be an incremental $13,613 using the Black-Scholes option-pricing model with the following assumptions: expected life of 1.45 years, risk-free rate of 1.61% and expected volatility of 79%. The Company recognized a debt conversion expense of $556,000 in the year ended December 31, 2008. No warrants were exercised and all subsequently expired.

On April 2, 2008, the Company entered into a Note and Warrant Amendment Agreement (“Third Amendment”) with two of the holders of the convertible debt, whereby the terms of the convertible debt were amended. Upon their election to participate and pursuant to the Third Amendment, the term of 11,250 of the noteholders’ warrants was amended to expire on August 25, 2009, and the exercise price of the warrants was amended to $5.50, unless the warrants were exercised within 30 business days of the closing date of the Third Amendment, in which case the exercise price of the warrants would be $3.50. The fair value of the warrants as amended was estimated at the date of grant to be an incremental $14,672 using the Black-Scholes option-pricing model with the following assumptions: expected life of 1.4 years, risk-free rate of 1.54% and expected volatility of 76%. The Company recognized a debt conversion expense of $646,000 in the year ended December 31, 2008. No warrants were exercised and all subsequently expired.

F–12

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

9.	Capital Stock (continued)

Share Purchase Warrants (continued)

Upon the completion of the conversions described above, those warrants held by noteholders who chose not to participate in the amendments were repriced such that the exercise price of their warrants were reduced from $25.20 to $22.40. On August 25, 2008, the Company repaid the remaining $5,398,570 principal outstanding and issued 59,523 shares of common stock in lieu of cash interest payments with a value of $77,380.

During the year ended December 31, 2009, all remaining warrants expired unexercised.

The following table summarizes the continuity of the Company’s warrants:

		Weighted
	Number of	Average
	Shares	Exercise Price

Balance, December 31, 2007	3,287,235	$21.50

Issued	–	–
Expired	(61,602)	22.40
Exercised	(15,000)	2.50

Balance, December 31, 2008	3,210,633	20.65

Issued	–	–
Expired	(3,210,633)	20.65
Exercised	–	–

Balance, December 31, 2009	–	$–

10.	Restricted Cash

As at December 31, 2009 restricted cash consists of $30,924 (CAD$32,500) (2008 - $91,867 (CAD$112,500)) for security for corporate credit cards. An additional $30,499 (2008 - $nil) is held under a garnishment order over an amount claimed by a third party, which the Company disputes and is currently in discussions to resolve. Refer to Note 12.

11.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $25,591,000, which commence expiring in 2024. Pursuant to ASC 740, the Company is required to compute tax assets for net operating losses for tax purposes carried forward. Potential tax assets arising from net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2009 and 2008, the valuation allowance established against the tax effected deferred tax assets increased by $966,000 and $12,927,000, respectively. The components of the net deferred tax asset at December 31, 2009 and 2008, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2009	2008

Deferred tax asset (liability)
- Oil and gas assets	$7,811,000	$7,076,000
- Property and equipment	362,000	311,000
- Stock-based compensation	809,000	809,000
- Net operating losses	8,793,000	8,613,000
- Less valuation allowance	(17,775,000)	(16,809,000)

Net deferred tax asset	$–	$–

F–13

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

11.	Income Taxes (continued)

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes. The difference results from the following:

	December 31,	December 31,
	2009	2008
	$	$

Earnings (loss) before taxes	(2,835,000)	(30,996,554)
Statutory rate	35%	35%

Computed expected tax (recovery)	(992,000)	(10,849,000)
Non-deductible expenses	-	1,395,000
Previously unrecognized tax assets	26,000	(3,473,000)
Change in valuation allowance	966,000	12,927,000

Reported income taxes	–	–

The Company has filed all prior years income tax returns in the United States and to 2007 in Canada. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

12.	Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events through the date of issuance of these audited consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events except the following:

On January 5, 2010 the Company received a Writ of Notice, a Statement of Claim, and a Garnishing Order Before Judgement relating to its past office premises and lease termination made on September 9, 2009. The Company disputes the claims within and is currently in discussions to settle the matter. The loss, if any, resulting from the outcome of the above will be recorded in the period when such determination or settlements are made.

On January 7, 2010, the Company effected a 1:5 reverse stock-split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 49,467,856 shares of common stock to 9,893,571 shares of common stock. All share amounts have been retroactively adjusted for all periods presented in the financial statements.

F–14

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

Capitalized Costs Related to Oil and Gas Producing Activities

	December 31,	December 31,
	2009	2008

Proved oil and gas properties	$24,575,875	$24,128,323
Unproved oil and gas properties	9,740,146	9,741,949
Less accumulated depletion and impairment	(30,790,656)	(28,482,304)
Net capitalized costs	$3,525,365	$5,387,968

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	December 31, 2009			December 31, 2008
	Canada	United	Total	Canada	United	Total
		States			States

Property Acquisition Costs:
Proved costs	$–	$15,342	$15,342	$–	$124,761	$124,761
Unproved costs	(2,251)	–	(2,251)	–	95,280	95,280

	$(2,251)	$15,342	$13,091	$–	$220,041	$220,041

Exploration Costs:
Proved costs	$–	$432,210	$432,210	$–	$9,857,991	$9,857,991
Unproved costs	448	–	448	9,821	2,125,330	2,135,151

	$448	$432,210	$432,658	$9,821	$11,983,321	$11,993,142

Results of Operations from Oil and Gas Producing Activities - United States

	December 31,	December 31,
	2009	2008

Revenue	$1,050,170	$2,392,435
Production costs	(502,803)	(846,069)
Depletion, depreciation and amortization	(600,746)	(1,385,692)
Impairment of oil and gas property	(1,721,598)	(24,794,404)
Results of operations from producing activities (excluding corporate overhead and interest)	$(1,774,977)	$(24,633,730)

F–15

Eden Energy Corp.
December 31, 2008
Notes to the Consolidated Financial Statements

Reserve Information

The following estimates of proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company’s reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company’s reserves are located in the United States.

Future cash flows are computed by applying the average of the price received at the first of each month for the year 2009 for natural gas and oil to period end quantities of proved natural gas and oil reserves. The average of the market prices used for the standardized measures below were $46.94/barrel for liquids and $3.13/Mcf for gas. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	December 31,	December 31,
	2009	2008

	Oil	Oil
	(bbl)	(bbl)

Balance beginning of the year	108,244	170,507
Discoveries	–	42,711
Revisions of previous estimates	(5,512)	(93,555)
Production	(10,207)	(11,419)

Balance end of the year	92,525	108,244

	Gas	Gas
	(mcf)	(mcf)

Balance beginning of the year	2,204,445	4,505,436
Discoveries	–	1,244,946
Revisions of previous estimates	(506,296)	(3,315,843)
Production	(200,404)	(230,094)

Balance end of the year	1,497,744	2,204,445

Standardized Measure of Discounted Future Net Cash Flow

	December 31,	December 31,
	2009	2008
Future cash inflows	$8,790,595	$11,550,195
Future production and development costs	(3,768,825)	(4,027,469)
Future income tax expenses	(1,757,620)	(2,632,954)
Future net cash flows	3,264,150	4,889,772
10% annual discount for estimated timing of cash flows	(1,390,806)	(1,806,860)
Standardized measure of discounted future net cash flows	$1,873,344	$3,082,912

F–16

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

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. It should be noted that due to an unprecedented economic downturn, which began in late 2008, management in early 2009 implemented significant rationalizing initiatives within the company in attempts to bring costs in line with the reduced revenues being received and expected in the year ahead. As the effectiveness of the company’s controls and procedures was to a degree dependant on a level of personnel and operations prior to rationalizing efforts, it is possible managements rationalizing initiatives consequently affected these controls. Through the year however and as a result of rationalizing efforts, senior management became more directly involved with all aspects of company operations and processes. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) believe that our disclosure controls and procedures were still effective as of the end of the period covered by this annual report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management believes that, as of December 31, 2009, our internal control over financial reporting was still effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	52	May 14, 2004
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	53	May 14, 2004
John Martin	Director	53	August 31, 2004
Ralph Stensaker	Director	50	June 11, 2007
Larry Kellison	Chief Operating Officer	55	May 1, 2006

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

In 1994, Mr. Sharpe left Suncor and returned to Vancouver to found and run a number of public companies. Operating under the umbrella of D. Sharpe Management Inc., Mr. Sharpe has consulted to, managed and served as a director of a number of start-up oil and gas companies including Patriot Petroleum Corp., Gemini Energy Inc., Velvet Exploration Inc., Netco Energy Inc. and Nation Energy Ltd. Mr. Sharpe currently serves as a director of Universal Power Corp., an oil and gas exploration firm with properties offshore of Namibia, Africa. From December 17, 2009 Mr. Sharpe has served as president and a director of Coronado Corp., an early stage start up company incorporated in Nevada. (the common shares of which are registered under the Securities Exchange Act of 1934 and quoted on the OTC Bulletin Board).

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

From 1997 to divestiture in 2006, Mr. Bonnell served as president and director of a private BC based company with business interests in Whistler Canada. From December 17, 2009 Mr. Bonnell has served as chief financial officer, secretary and a director of Coronado Corp. an early stage start up company incorporated in Nevada. (the common shares of which are registered under the Securities Exchange Act of 1934 and quoted on the OTC Bulletin Board).

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

Ralph Stensaker – Director

Mr. Stensaker has been a director of our company since June 11, 2007. Mr. Stensaker has an MBA from the Ivey School of Business at the University of Western Ontario and is a Certified General Accountant. He has 26 years of varied experience in finance and administration and is currently the principal of Stensaker & Company, Certified General Accountant, which is based in Burnaby, British Columbia and provides accounting and advisory services to small-medium sized businesses.

Larry Kellison – Chief Operating Officer

Mr. Kellison has been the Chief Operating Officer of our company since May 1, 2006.

Mr. Kellison is a professional Geologist with more than 30 years of varied oil and gas experience. From December 2001 to November 2005, he was Vice President and General Manager for Black Hills Corporation’s oil and gas subsidiary in Golden, Colorado where he led the company’s operations throughout the U.S. From March 2000 to December 2001 he was an independent geologist. From December 17, 2009 Mr. Kellison has served as chief operating officer and a director of Coronado Corp. an early stage start up company incorporated in Nevada. (the common shares of which are registered under the Securities Exchange Act of 1934 and quoted on the OTC Bulletin Board).

Mr. Kellison has an B. Sc from the University of Mississippi and a M. Sc in geology from the University of Nebraska.. Mr. Kellison is Certified Petroleum Geologist and member of the American Association of Petroleum Geologists, a registered Professional Geologist by the State of Wyoming, and a member of the Rocky Mountain Association of Geologists, Montana Geological Society and Nevada Petroleum Society.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission on April 14, 2004 as Exhibit 14.1 to our annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Eden Energy Corp., Suite 1660 – 1055 West Hastings Street, Vancouver, British Columbia Canada V6E 2E9.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2009 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

During fiscal 2009 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2009 and 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Donald Sharpe President and Director(1)	2009 2008	213,977 235,697	Nil Nil	Nil Nil	Nil 86,797	Nil Nil	Nil Nil	Nil Nil	213,977 322,494
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	2009 2008	143,190 157,097	Nil Nil	Nil Nil	Nil 86,797	Nil Nil	Nil Nil	Nil Nil	143,190 243,894
Larry Kellison, Chief Operating Officer(3)	2009 2008	151,044 151,044	Nil Nil	Nil Nil	Nil 86,797	Nil Nil	Nil Nil	Nil Nil	151,044 237,841

(1)	Mr. Sharpe was appointed the President and a director of our company on May 14, 2004.

(2)	Mr. Bonnell was appointed the Chief Financial Officer, Secretary, Treasurer and Director of our company May 14, 2004.

(3)	Mr. Kellison was appointed the Chief Operating Officer of our company on May 1, 2006.

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

A management fee expense of $213,977 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company for the year ended December 31, 2009. We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of CDN$20,392 per month pursuant to an amended management agreement dated December 21, 2007, effective January 1, 2008. During the twelve period ended December 31, 2008, we paid D. Sharpe Management Inc. an aggregate amount of $235,697 for employment services rendered by Donald Sharpe.

A management fee expense of $143,190 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2009. We pay Drew Bonnell, our chief financial officer and a director of our company, a management fee of CDN$13,594 per month, pursuant to an amended management consulting agreement dated December 21, 2007, effective January 1, 2008, in consideration for management services rendered by Drew Bonnell. During the twelve period ended December 31, 2008, we paid Drew Bonnell an aggregate amount of $157,097 for employment services rendered by him.

A management fee expense of $151,044 was charged by Larry Kellison in his role as chief operating officer of our company for the year ended December 31, 2009. We pay Larry Kellison, our chief operating officer, a management fee of $12,587 per month, pursuant to an Executive Employment Agreement dated December 21, 2007, effective January 1, 2008. During the twelve period ended December 31, 2008, we paid Larry Kellison an aggregate amount of $151,044 for employment services rendered by him.

2009 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2009:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Donald Sharpe President and Director(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Larry Kellison, Chief Operating Officer(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table (table reflects January 7, 2010 1:5 reverse share split):

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald Sharpe President and Director(1)	40,000 50,000 50,000 50,000	- - - -	- - - -	12.50 12.50 7.70 3.00	May 1, 2010 Feb 28, 2011 Dec 20, 2011 Jan 22, 2013	- - - - -	- - - - -	- - - - -	- - - - -
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	40,000 50,000 50,000 50,000	- - - -	- - - -	12.50 12.50 7.70 3.00	May 1, 2010 Feb 28, 2011 Dec 20, 2011 Jan 22, 2013	- - - -	- - - -	- - - -	- - - -
Larry Kellison Chief Operating Officer(3)	30,000 30,000 50,000	- - -	- - -	12.50 7.70 3.00	May 1, 2011 Dec 20, 2011 Jan 22, 2013	- - -	- - -	- - -	- - -

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2009:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Martin	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ralph Stensaker	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Based on the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2009 in accordance with SFAS 123R, excluding estimated forfeitures and using only actual forfeitures. The assumptions we used for calculating the grant date fair value are set forth in Notes to our consolidated financial statements included in this Annual Report.

(2) As of December 31, 2009, the aggregate number of shares of our Common Stock subject to outstanding option awards held by our non-employee directors was as follows: John Martin, 70,000 shares; and Ralph Stensaker, 40,000 shares (number of shares reflects 1:5 reverse share split effective January 7, 2010)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 11, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	2,204,783(2)	21.76%
Drew Bonnell Suite 1660, 1055 West Hastings Vancouver, BC V6E 2E9	190,000(3)	1.88%
Ralph Stensaker 403-4885 Kingsway Burnaby, BC V5H 4T2	40,000(4)	0.40%
Larry Kellison 4 Elk Lane Littleton, CO 80127	110,000(5)	1.10%
John Martin 2, rue Thalberg 1201 Geneva, Switzerland	70,045(6)	0.70%
Directors and Executive Officers as a Group(1)	2,614,828 common shares	25.85%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 11, 2010. As of March 11, 2010 there were 9,893,571 shares of our company’s common stock issued and outstanding

(2)	Includes options to acquire an aggregate of 190,000 shares of common stock exercisable within 60 days.

(3)	Includes options to acquire an aggregate of 190,000 shares of common stock exercisable within 60 days.

(4)	Includes options to acquire an aggregate of 40,000 shares of common stock exercisable within 60 days.

(5)	Includes options to acquire an aggregate of 110,000 shares of common stock exercisable within 60 days.

(6)	Includes options to acquire an aggregate of 70,000 shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Over the year ended December 31, 2009, our company incurred management fee expenses in the amount of $508,211 and consulting fee expenses in the amount of $nil.

A management fee expense of $213,977 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company for the year ended December 31, 2009. We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of Cdn$20,392 per month pursuant to an amended management agreement dated December 21, 2007, effective January 1, 2008. During the twelve month period ended December 31, 2008, we paid D. Sharpe Management an aggregate amount of $235,697.

A management fee expense of $143,190 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2009. We pay Drew Bonnell, our chief financial officer and a director of our company, a management fee of Cdn$13,594 per month, pursuant to an amended management consulting agreement dated December 21, 2007, effective January 1, 2007, in consideration for management services rendered by Drew Bonnell. During the twelve period ended December 31, 2008, we paid Drew Bonnell an aggregate amount of $157,097.

A management fee expense of $151,044 was charged by Larry Kellison in his role as chief operating officer of our company for the year ended December 31, 2009. We pay Larry Kellison, our chief operating officer, a management fee of $12,587 per month, pursuant to an Executive Employment Agreement dated December 21, 2007, effective January 1, 2008, in consideration for management services rendered by Larry Kellison. During the twelve period ended December 31, 2008, we paid Larry Kellison an aggregate amount of $151,044.

During the year ended December 31, 2009, the Company recorded stock-based compensation of $nil (2008 -$357,365) as management fees to officers and directors.

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

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2009 and for fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$35,000	$42,000
Audit Related Fees	$18,000	$24,500
Tax Fees	Nil	$6,500
All Other Fees	Nil	Nil
Total	$53,000	$73,000

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

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

Exhibit
Number	Description

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)

(10)	Material Contracts

10.1	Agreement Starlight Oil & Gas LLC and Starlight Operating Company, Inc. effective August 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2007).

10.2

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.3

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.4	Form of Note and Warrant Amendment Agreement dated January 17, 2008 (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.5

Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin, Ralph Stensaker, Larry Kellison, Kim Lloyd, Olga Bespalaja and Paul Mitchell (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.6

Note and Warrant Amendment Agreement dated February 8, 2008 with RAB Special Situations (Master) Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008).

10.7	Form of Note and Warrant Amendment Agreement dated April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.8

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

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its

EDEN ENERGY CORP.
(Registrant)

Dated: March 25, 2010	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: March 25, 2010	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2010	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: March 25, 2010	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)

Dated: March 25, 2010	/s/ John Martin
John Martin
Director

Dated: March 25, 2010	/s/ Ralph Stensaker
Ralph Stensaker
Director