Form 10-Q
period 2010-03-31
EDEN ENERGY CORP
filed 2010-05-17
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____ to_______

Commission File Number 000-31503

EDEN ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1660 – 1055 West Hastings St, Vancouver, British Columbia	V6E 2E9
(Address of principal executive offices)	(Zip Code)

604-568-4700
(Registrant’s telephone number, including area code)

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
9,893,571 common shares issued and outstanding as of May 12, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

March 31, 2010

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$235,040	$341,976
Accrued petroleum revenues	173,605	102,893
Other receivables	8,675	15,264
Prepaid expenses	75,434	60,432
Total Current Assets	492,754	520,565
Oil and gas properties (Note 3)	3,430,722	3,525,365
Restricted cash (Note 8)	30,924	61,423
Equipment, net of depreciation of $51,796 (December 31, 2009 - $48,463)	24,884	26,788
Total Assets	$3,979,284	$4,134,141

Liabilities and Stockholders’ Equity
Current Liabilities
Bank overdraft	$-	$58,679
Accounts payable	196,127	88,927
Loan payable (Note 4)	1,046,575	1,045,954
Total Current Liabilities	1,242,702	1,193,560
Asset retirement obligations	251,585	247,917
Total Liabilities	1,494,287	1,441,477
Contingencies and Commitments (Notes 1, 6 and 7)
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value None issued	-	-
Common Stock: (Note 5)
20,000,000 shares authorized, $0.001 par value 9,893,571 shares issued and outstanding	9,894	9,894
Additional paid-in capital	50,463,667	50,463,667
Accumulated other comprehensive income	34,422	34,383
Deficit	(48,022,986)	(47,815,280)
Total Stockholders’ Equity	2,484,997	2,692,664
Total Liabilities and Stockholders’ Equity	$3,979,284	$4,134,141

accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Revenue
Oil and gas	$378,525	$270,688
Expenses
Depletion, depreciation and amortization	90,265	146,944
General and administrative	116,466	243,174
Impairment of oil and gas properties (Note 3)	-	1,506,375
Interest expense	49,880	64
Management fees	98,701	83,750
Oil and gas operating expenses	134,043	141,070
Production taxes	20,379	8,171
Professional fees	73,525	37,542
Operating expenses	583,259	2,167,090
Loss before other items	(204,734)	(1,896,402)
Other items
Gain (loss) on foreign exchange	(3,049)	5,392
Interest income	77	139
Net loss	(207,706)	(1,890,871)
Other comprehensive (loss) income
Foreign currency translation adjustment	39	(720)
Comprehensive loss	$(207,667)	$(1,891,591)

Basic and diluted loss per share	$(0.02)	$(0.19)
Weighted average number of common shares outstanding – basic and diluted	9,894,000	9,894,000

accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Cash provided by (used in):
Operating Activities:
Net loss from operations	$(207,706)	$(1,890,871)
Non-cash items:
Impairment of oil and gas properties	-	1,506,375
Depletion, depreciation and amortization	90,265	146,944
Accrued interest on loan payable	621	-
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	(70,712)	17,350
Other receivables	6,589	852,648
Prepaid expenses and other	(15,001)	(60,172)
Accounts payable and accrued liabilities	107,200	117,386
	(88,744)	689,660
Investing Activities:
Restricted cash	30,499	80,000
Purchase of property and equipment	(1,430)	-
Oil and gas property acquisition and exploration, net	11,379	(1,138,585)
	40,448	(1,058,585)
Financing Activities:
Bank overdraft	(58,679)	-
	(58,679)	-
Effect of exchange rate changes on cash	39	(721)
Decrease in cash and cash equivalents	(106,936)	(369,646)
Cash and cash equivalents, beginning	341,976	697,266
Cash and cash equivalents, ending	$235,040	$327,620
Supplementary disclosure:
Interest paid	$48,694	$-
Income taxes paid	$-	$-

accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
March 31, 2010
Notes to the Interim Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with the rules and regulations of the Security and Exchange Commission and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2009.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $48,022,986 since inception including a loss for the current period of $207,706. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given current commodity prices there is uncertainty that further funding can be raised. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, March 31, 2010 and the date these financial statements were issued. There were no subsequent events which required disclosure in these financial statements.

2.	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	March 31, 2010			December 31, 2009
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,656,563	1,656,563	–	1,656,563	1,656,563
Exploration costs	–	22,907,933	22,907,933	–	22,919,312	22,919,312
Less:
Accumulated depletion	–	(2,085,754)	(2,085,754)	–	(2,002,490)	(2,002,490)
Accumulated impairment charges	–	(19,691,285)	(19,691,285)	–	(19,691,285)	(19,691,285)
	–	2,787,457)	2,787,457	–	2,882,100	2,882,100
Unproven Properties
Acquisition costs	60,320	3,126,986	3,187,306	60,320	3,126,986	3,187,306
Exploration costs	2,045,186	4,507,654	6,552,840	2,045,186	4,507,654	6,552,840
Less:
Accumulated impairment charges	(1,462,241)	(7,634,640)	(9,096,881)	(1,462,241)	(7,634,640)	(9,096,881)
	643,265	–	643,265	643,265	–	643,265
Net Carrying Value	643,265	2,787,457	3,430,722	643,265	2,882,100	3,525,365

Eden Energy Corp.
March 31, 2010
Notes to the Interim Consolidated Financial Statements
(Unaudited)

3.	Oil and Gas Properties (continued)

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the three months ended March 31, 2010 of $83,264 (2009 - $131,868) was recorded in the U.S. cost center and $nil (2009 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the three months ended March 31, 2010, none of the Company’s proven property costs were considered impaired. During the three months ended March 31, 2009, the Company’s proven property costs were considered impaired resulting in a $1,506,375 non-cash impairment charge.

4.	Loan Payable

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by its President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets, also dated effective October 2, 2009. Funds drawn on the loan bear interest at 20% per annum, payable quarterly commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. The Company received the initial draw of $500,000 on October 5, 2009, and the remaining $500,000 draw on October 21, 2009. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest shall be made on the earlier of October 2, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. As at March 31, 2010 $46,575 (December 31, 2009 - $45,954) in accrued interest is owing on this loan. During the three months ended March 31, 2010, the Company paid $48,694 of interest.

5.	Common Stock

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

During the three months ended March 31, 2010 and 2009, no shares were issued.

Stock Options

During the three months ended March 31, 2010 the Company did not grant any stock options and no stock options were cancelled or expired.

At March 31, 2010, 600,000 stock options remained outstanding and exercisable at prices between $3.00 and $12.50 per share, and expiring between May 1, 2010 and January 22, 2013.

6.	Commitments

The Company entered into a Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (EnCana) obliging the Company to conduct a continuous drilling program through future summer drilling seasons on the Ant Hill Property, which the Company estimated would consist of a minimum of six wells per season at a cost of approximately $1,500,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company suspended drilling operations for the 2009 drilling season. On August 12, 2009 the Company finalized negotiations with EnCana whereby EnCana agreed to extend the commencement date of the continuous drilling program to no later than July 1, 2010 and reimburse the Company for their portion of Ant Hill pipeline and water gathering system costs, which occurred on December 17, 2009. In addition the Company and EnCana agreed to amend numerous terms of the Drilling & Development Agreement including to provide for the Company to pay actual water gathering and disposal costs, and for EnCana to construct future well connect facilities. In the event the Company does not commence drilling in 2010 and unless negotiated otherwise, the Company’s current Drilling and Development Agreement and ability to drill future wells will terminate, and the Company will retain its interests in the current wells and properties earned to date.

Eden Energy Corp.
March 31, 2010
Notes to the Interim Consolidated Financial Statements
(Unaudited)

7.	Contingency

On January 5, 2010 the Company received a Writ of Notice, a Statement of Claim, and a Garnishing Order Before Judgment relating to its past office premises and lease termination made on September 9, 2009. The Company disputes the claims and is currently in discussions to settle the matter. The loss, if any, resulting from the outcome of the above will be recorded in the period when such determination or settlements are made.

8.	Restricted Cash

As at March 31, 2010 restricted cash consists of $30,924 (CAD$32,500) (2009 - $30,924 (CAD$32,500)) for security for corporate credit cards. At December 31, 2009, an additional $30,499 was restricted due to a garnishment order.

9.	Reclassifications

Certain items presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

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

General Overview

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004 we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On January 7, 2010 we effected a share consolidation of our authorized and issued and outstanding shares of common stock on a five (5) old for one (1) new basis, such, such that our authorized capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock decreased from 49,467,856 shares of common stock to 9,893,571 shares of common stock

From mid 2004 through to mid 2008 we were an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a natural gas development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. The White River Dome project became our primary focus of activity mid 2008 due to the belief it represented the combination of good commercial returns while providing a large number of low risk development locations. We commenced receiving revenues from our White River Dome project during 2008 and have moved from an exploration stage company to an operating company. We concluded all operations in Nevada in 2008 and currently in conjunction with our partners are monitoring exploration activities in Alberta, Canada.

Net production from continuing operations for the quarter ended March 31, 2010 was approximately 60,000 Mcfe as compared to approximately 76,000 Mcfe for the quarter ended March 31, 2009. Revenues recognized increased due to higher commodity prices received to $378,525 for the quarter ended March 31, 2010 as compared to $270,688 for the quarter ended March 31, 2009.

The past two years decline in natural gas prices has impaired the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. The commencement date for our continuous drilling program in Colorado has been extended to no later than July 1, 2010. Management continues to assess its future plans in the area as a result of the deterioration of selling prices and actual field results prior to further decisions.

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

Net production from continuing operations for the quarter ended March 31, 2010 was approximately 60,000 Mcfe as compared to approximately 76,000 Mcfe for the quarter ended March 31, 2009. Revenues recognized increased due to higher commodity prices received to $378,525 for the quarter ended March 31, 2010 as compared to $270,688 for the quarter ended March 31, 2009.

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

The past two years decline in natural gas prices has impaired the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Management continues to assess its future plans in the area as a result of the deterioration of selling prices and actual field results prior to further decisions. More detailed information on this project is available in our 2009 -year end filing.

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

The past two years decline in natural gas prices together with the ongoing deterioration of general economic conditions has led to a significant write down in the valuation of our Colorado assets and currently has eroded our access to reserve based financing for continued drilling in Colorado. Ongoing production related issues and the volatility of oil and gas prices for the twelve-month period ahead are challenging our revenue projections and estimates of operating cash flows. We expect cash flows for the next twelve-month period to be in a range of $750,000, which we anticipate will not provide adequate operating cash flow for the period. For the quarter ending March 31, 2010 we had received or accrued approximately $378,525 from gas, oil, and natural gas liquid sales from our production wells.

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

Our net cash used in financing activities during the quarter ended March 31, 2010 was $58,679 as compared to $NIL used during the quarter ended March 31, 2009.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	750,000
Interim Loan Interest Expense	150,000
Interim Loan Retirement	1,000,000
Ant Hill Unit Lease Operating Expenses	360,000
Total	2,260,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2011 other than office computers, furnishings, and communication equipment as required.

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

Property and Equipment

Property and equipment is recorded at net cost of $24,884 (2009 - $26,788) less accumulated depreciation of $51,796 (2009 - $48,463). Depreciation is recorded on the straight-line basis over five years.

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

Loss Per Share

Our company computes net loss per share in accordance with ASC 260 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 510,000 as of May 12, 2010. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended March 31, 2010 and 2009, the only components of comprehensive income (loss) were foreign currency translation adjustments.

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

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the quarter ended March 31, 2010 our company recognized amortization expense of $nil.

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

Going Concern

In 2008 we commenced receiving revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new wells in the White River Dome field and a dramatic decline in oil and gas selling prices through 2008 and into 2009, we continue to be burdened with operating losses and a lack of substantial positive cash flow such that we anticipate an operating cash short fall sometime within the next twelve month period. Reserve based debt financing for further development is currently unavailable to us due to the decline in natural gas selling prices from prior levels. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations within or beyond the next approximate twelve months. We currently do not have any firm arrangements in place for any future debt or equity financing. Global financial markets and economic conditions have deteriorated significantly and though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations. We have reduced overhead costs where possible in attempt to match anticipated future revenues; however ongoing commitments and a certain level of fixed costs make further reductions challenging to realize. Future economic concerns and uncertainty are exacerbating the already negative environment we operate in as continued commodity pricing pressure is expected through the year ahead, which may result in further reduced revenues realized.

Results of Operations – Three Months Ended March 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2010, which are included herein.

Our operating results for the three months ended March 31, 2010, for the three months ended March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Change Between Three Month Period Ended March 31, 2010 and March 31, 2009
Revenue	$ 378,525	$ 270,688	$ 107,837
Depletion, depreciation and amortization	90,265	146,944	(56,679)
General and administrative	116,466	243,174	(126,708)
Interest expense	49,880	64	49,816
Impairment loss on oil and gas properties	Nil	1,506,375	(1,506,375)
Management fees	98,701	83,750	14,951
Oil and gas operating expenses	134,403	141,070	(6,667)
Production taxes	20,379	8,171	12,208
Professional Fees	73,525	37,542	35,983
Other income (loss)
Gain (loss) on foreign exchange	(3,049)	5,392	(8,441)
Interest income	77	139	(62)
Net loss	(207,706)	(1,890,871)	1,683,165

Our accumulated losses increased to $48,022,986 as of March 31, 2010. Our financial statements report a net loss of $207,706 for the three month period ended March 31, 2010 compared to a net loss of $1,890,871 for the three month period ended March 31, 2009. Our losses have decreased primarily as a result of rationalization initiatives and a decrease in impairment of oil and gas properties of $nil for the three months ended March 31, 2010 as compared to $1,506,375 for the three months ended March 31, 2009. Our company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $90,265 during the three months ended March 31, 2010, compared to $146,944 for the three months ended March 31, 2009. The depletion rate for Colorado production for the three months ended March 31, 2010 was $1.40/mcfe.

Our total liabilities as of March 31, 2010 were $1,494,287 as compared to total liabilities of $1,441,477 as of December 31, 2009. The $52,810 increase was due to an increase in loan payables from $1,045,954 as at December 31, 2009 to $1,046,575 as at March 31, 2010, and in an increase in accounts payable from $88,927 as at December 31, 2009 to $196,127 as at March 31, 2010.

During the three month period ended March 31, 2010 we recovered a net $11,379 on exploration, development and acquisition of our oil and gas properties as compared to $1,138,585 spent during the three month period ended March 31, 2009. Of this amount $Nil was attributable to acquisition costs (2009 - $Nil), and $11,379 net recovered (2009 - $1,138,585 spent) was attributable to exploration and development costs incurred during the three months ended March 31, 2010.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31, 2010	December 31,
		2009
Current assets	$492,754	520,565
Current liabilities	1,242,702	1,193,560
Working capital	$(749,949)	(672,995)

Cash Flows

	Three Months Ended
	March 31
	2010	2009
Cash flows provided by (used in) operating activities	$(88,744)	689,660
Cash flows provided by (used in) investing activities	40,448	(1,058,585)
Cash flows provided by (used in) financing activities	(58,679)	Nil
Effect of exchange rate changes on cash	39	(721)
Net increase (decrease) in cash during period	$(106,936)	(369,646)

Operating Activities

Net cash used in operating activities was $88,744 in the three months ended March 31, 2010 compared with net cash provided by operating activities of $689,660 in the same period in 2009. The decrease in net cash provided by operating activities of $778,404 is mainly because in the three months ended March 31, 2009, an amount of $852,648 was received relating to other receivables. No such comparable amount was received in the three months ended March 31, 2010.

Investing Activities

Net cash provided by investing activities was $40,448 in the three months ended March 31, 2010 compared to net cash used in investing activities of $1,058,585 in the same period in 2009. The decrease in use of cash of $1,099,033 in investing activities is mainly attributable to a decrease in oil and gas property development costs, rationalization efforts decreasing expenses, and a significant reduction in impairment expense being offset by an increase in revenues.

Financing Activities

Net cash used in financing activities was $58,679 in the three months ended March 31, 2010 compared to $Nil used in financing activities in the same period in 2009. The difference in cash used of $58,679 in financing activities is mainly attributed to a repayment of a bank overdraft during the period.

Oil and gas sales volume comparisons for the three months ended March 31, 2010 compared to the three months ended March 10, 2009

For the three months ended March 31, 2010 net production from continuing operations was approximately 60,000 Mcfe as compared to approximately 76,000 Mcfe for the three months ended March 31, 2009. Due to higher commodity prices we recognized oil and gas sales of approximately $378,525 for the three months ended March 31, 2010 as compared to approximately $270,688 in the same period in 2009.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our chief financial officer (who is acting as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. It should be noted that due to an unprecedented economic downturn, which began in late 2008, management in early 2009 implemented significant rationalizing initiatives within the company in attempts to bring costs in line with the reduced revenues being received and expected in the periods ahead. As the effectiveness of the company’s controls and procedures was to a degree dependant on a level of personnel and operations prior to rationalizing efforts, it is possible managements rationalizing initiatives consequently affected these controls. Through the subsequent periods and the quarter covered by this report, due to these rationalizing efforts, senior management became more directly involved with all aspects of company operations and processes. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) believe that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $207,706 for the quarter ended March 31, 2010, and cumulative losses of $48,022,986 to March 31, 2010. As of March 31, 2010 we had a working capital deficit of $749,949. Other than for possibly a few months where our production rates are higher and commodity prices remain firm, we do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

  drilling and completion costs for further wells increase beyond our expectations; or
  commodity prices for our production decline beyond our expectations; or
  production levels do not meet our expectations; or
  we encounter greater costs associated with general and administrative expenses or offering costs.

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to March 31, 2010, we have incurred aggregate losses of approximately $48,022,986. Our loss from operations for the three months ended March 31, 2010 was $207,706. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Item 4. [Removed and Reserved]

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

10.25	First Amendment of Agent Operator Agreement 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

Exhibit	Description
Number

10.26	Fourth Amendment of Drilling and Development Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.27	Letter Agreement with En Cana Oil and Gas (USA) Inc (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

10.28	Loan Agreement between Eden Energy Corp. and D Sharpe Management Inc., dated effective October 2, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 16, 2009).

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

EDEN ENERGY CORP.
(Registrant)

Dated: May 13, 2010	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: May 13, 2010	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)