Form 10-Q
period 2010-06-30
EDEN ENERGY CORP
filed 2010-08-16
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

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
9,893,571 common shares issued and outstanding as of August 13, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the six month period ended June 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

June 30, 2010

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$351,817	$341,976
Accrued petroleum revenues	79,839	102,893
Other receivables	9,880	15,264
Prepaid expenses	65,801	60,432
Total Current Assets	507,337	520,565
Oil and gas properties (Note 3)	3,246,906	3,525,365
Restricted cash (Note 8)	30,924	61,423
Equipment, net of depreciation of $55,121 (December 31, 2009 - $48,463)	21,560	26,788
Total Assets	$3,806,727	$4,134,141

Liabilities and Stockholders’ Equity
Current Liabilities
Bank overdraft	$–	$58,679
Accounts payable	200,851	88,927
Loan payable (Note 4)	1,047,123	1,045,954
Total Current Liabilities	1,247,974	1,193,560
Asset retirement obligations	255,349	247,917
Total Liabilities	1,503,323	1,441,477
Contingencies and Commitments (Notes 1, 6 and 7)
Stockholders’ Equity
Preferred Stock:
10,000,000 preferred shares authorized, $0.001 par value
None issued	–	–
Common Stock: (Note 5)
20,000,000 shares authorized, $0.001 par value
9,893,571 shares issued and outstanding	9,894	9,894
Additional paid-in capital	50,463,667	50,463,667
Accumulated other comprehensive income	34,422	34,383
Deficit	(48,204,579)	(47,815,280)
Total Stockholders’ Equity	2,303,404	2,692,664
Total Liabilities and Stockholders’ Equity	$3,806,727	$4,134,141

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations
(Unaudited)

	Three	Three	Six	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenue
Oil and gas	$324,554	$262,426	$703,079	$533,114

Expenses
Depletion and depreciation	72,758	110,346	163,023	257,290
General and administrative	93,400	153,504	209,866	396,678
Impairment loss on oil and gas properties	–	–	–	1,506,375
Interest expense	50,605	–	100,485	64
Management fees	103,038	84,582	201,739	168,332
Oil and gas operating expenses	143,384	52,518	277,427	193,588
Production taxes	15,974	16,575	36,353	24,746
Professional fees	29,566	39,360	103,091	76,902
Operating expenses	508,725	456,885	1,091,984	2,623,975
Loss before other income	(184,171)	(194,459)	(388,905)	(2,090,861)
Other income
Gain (loss) on foreign exchange	2,494	2,757	(555)	8,149
Loss on disposal of equipment	–	(3,355)	–	(3,355)
Interest income	84	156	161	295
Net loss	(181,593)	(194,901)	(389,299)	(2,085,772)
Other Comprehensive (Loss) Income

Foreign currency translation adjustment	–	207	39	(513)
Comprehensive loss	$(181,593)	$(194,694)	$(389,260)	$(2,086,285)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.21)

Weighted average number of common shares outstanding	9,894,000	9,894,000	9,894,000	9,894,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2010	2009

Cash provided by (used in):
Operating Activities:
Net loss from operations	$(389,299)	$(2,085,772)
Non-cash items:
Impairment of oil and gas properties	–	1,506,375
Depreciation	163,023	257,290
Loss on disposal of equipment	–	3,355
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	23,054	17,350
Other receivables	5,384	888,257
Prepaid expenses and other	(5,369)	(6,196)
Accrued interest	1,169	–
Accounts payable and accrued liabilities	111,924	66,580
	(90,114)	647,239
Investing Activities:
Restricted cash	30,499	80,000
Purchase of property and equipment	(1,430)	–
Proceeds from sale of property and equipment	–	6,450
Oil and gas property acquisition and exploration, net	129,526	(1,089,943)
	158,595	(1,003,493)

Financing Activities:
Bank overdraft	(58,679)	–
	(58,679)	–
Effect of exchange rate changes on cash	39	(515)

Decrease in cash and cash equivalents	9,841	(356,769)
Cash and cash equivalents, beginning	341,976	697,266
Cash and cash equivalents, ending	$351,817	$340,497

Supplementary disclosure:
Interest paid	$98,009	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
June 30, 2010
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

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $48,204,579 since inception including a loss for the current period of $389,299. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the recent global economic collapse and the decline in commodity prices there is uncertainty that further funding can be raised. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	June 30, 2010			December 31, 2009
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,657,354	1,657,354	–	1,656,563	1,656,563
Exploration costs	–	22,787,157	22,787,157	–	22,919,312	22,919,312
Less:
Accumulated depletion	–	(2,151,423)	(2,151,423)	–	(2,002,490)	(2,002,490)
Accumulated impairment charges	–	(19,691,285))	(19,691,285)	–	(19,691,285)	(19,691,285)
	–	2,601,803	2,601,803	–	2,882,100	2,882,100

Unproven Properties
Acquisition costs	62,158	3,126,986	3,189,144	60,320	3,126,986	3,187,306
Exploration costs	2,045,186	4,507,654	6,552,840	2,045,186	4,507,654	6,552,840
Less:
Accumulated impairment charges	(1,462,241)	(7,634,640)	(9,096,881)	(1,462,241)	(7,634,640)	(9,096,881)
	645,103	–	645,103	643,265	–	643,265
Net Carrying Value	645,103	2,601,803	3,246,906	643,265	2,882,100	3,525,365

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the six months ended June 30, 2010 of $148,933 (2009 - $1,643,588) was recorded in the U.S. cost center and $nil (2009 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Eden Energy Corp.
June 30, 2010
Notes to the Interim Consolidated Financial Statements
(Unaudited)

3.	Oil and Gas Properties (continued) Impairment charges – Proven Properties

During the six months ended June 30, 2010, none of the Company’s proven property costs were considered impaired. During the six months ended June 30, 2009, the Company’s proven property costs were considered impaired resulting in a $1,506,375 non-cash impairment charge.

4.	Loan Payable

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets, also dated effective October 2, 2009. Funds drawn on the loan bear interest at 20% per annum, payable quarterly commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. The Company received the initial draw of $500,000 on October 5, 2009, and the remaining $500,000 draw on October 21, 2009. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest shall be made on the earlier of October 2, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. As at June 30, 2010 $47,123 (December 31, 2009 - $45,954) in accrued interest is owing on this loan. During the six months ended June 30, 2010, the Company paid $98,009 of interest.

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

During the six months ended June 30, 2010 and 2009, no shares were issued.

Stock Options

During the six months ended June 30, 2010, the Company did not grant any stock options. During the six months ended June 30, 2010, options to acquire 450,000 shares at $12.50 per share expired.

At June 30, 2010, 510,000 stock options remained outstanding at prices between $3.00 and $12.50 per share, and expiring between February 28, 2011 and January 22, 2013.

6.	Commitments

The Company entered into a Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (EnCana) obliging the Company to conduct a continuous drilling program through future summer drilling seasons on the Ant Hill Property, which the Company estimates would consist of a minimum of six wells per season at a cost of approximately $1,500,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company suspended drilling operations for the 2009 drilling season. On August 12, 2009 the Company finalized negotiations with EnCana whereby EnCana agreed to extend the commencement date of the continuous drilling program to no later than July 1, 2010 and reimburse the Company a final $337,643 for their portion of Ant Hill pipeline and water gathering system costs, which occurred on December 17, 2009. In addition the Company and EnCana agreed to amend numerous terms of the Drilling & Development Agreement including to provide for the Company to pay actual water gathering and disposal costs, and for EnCana to construct future Well Connect Facilities. In the event the Company does not commence drilling in 2010 and unless negotiated otherwise, the Company’s current Drilling and Development Agreement and ability to drill future wells will terminate, and the Company will retain its interests in the current wells and properties earned to date. On June 30, 2010 the Company provided notice to EnCana that it would not drill additional earning wells nor continue the drilling program on the Ant Hill Unit in Colorado thus terminating its Drilling and Development Agreement effective July 1, 2010.

7.	Contingency

On January 5, 2010 the Company received a Writ of Notice, a Statement of Claim, and a Garnishing Order Before Judgement relating to its past office premises and lease termination made on September 9, 2009 claiming arrears rent and accelerated rent overdue of $109,273 plus damages. The Company filed a statement of defense on February 1,2 010 and at this time the outcome is not determinable. The loss, if any, resulting from the outcome of the above will be recorded in the period when such determination or settlements are made.

8.	Restricted Cash

As at June 30, 2010 restricted cash consists of $30,924 (CAD$32,500) (2009 - $30,924 (CAD$32,500)) for security for corporate credit cards. At December 31, 2009, an additional $30,499 was registered as due a creditor under a garnishment order.

9.	Reclassifications

Certain items presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

Eden Energy Corp.
June 30, 2010
Notes to the Interim Consolidated Financial Statements
(Unaudited)

10.	Subsequent Event

On August 3, 2010, the Company’s stockholders approved the increase of the Company’s authorized common shares to 200,000,000 from 20,000,000

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

General Overview

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004 we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On January 7, 2010 we effected a share consolidation of our authorized and issued and outstanding shares of common stock on a five (5) old for one (1) new basis, such, such that our authorized capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock decreased from 49,467,856 shares of common stock to 9,893,571 shares of common stock. On May 20, 2010, our Board of Directors approved an amendment to our Articles to increase our authorized share capital to 200,000,000 common shares with a par value of $0.001 per share. This increase in authorized capital received approval of the requisite stockholders of our Shares at our Annual and Special Meeting held in Vancouver BC, Canada on August 3, 2010. Our authorized capital now consists of 200,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value.

From mid 2004 through to mid 2008 we were an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a natural gas development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. The White River Dome project became our primary focus of activity mid 2008 due to the belief it represented the combination of good commercial returns while providing a large number of low risk development locations. We commenced receiving revenues from our White River Dome project during 2008 and have moved from an exploration stage company to an operating company. We concluded all operations in Nevada in 2008 and in conjunction with our partners continue to monitor exploration activities in Alberta, Canada.

Net production from continuing operations for the quarter ended June 30, 2010 was approximately 60,000 Mcfe as compared to approximately 74,000 Mcfe for the quarter ended June 30, 2009. Revenues recognized increased due to higher commodity prices received to $324,554 for the quarter ended June 30, 2010 as compared to $262,426 for the quarter ended June 30, 2009.

The past two years decline in natural gas prices has impaired the valuation of our Colorado assets and has eroded our access to reserve based financing for continued drilling in Colorado. The commencement date for our continuous drilling program in Colorado was extended to no later than July 1, 2010. On June 30, 2010 we provided notice to EnCana we would not drill additional earning wells nor continue the drilling program in Colorado thus terminating our Drilling and Development Agreement effective July 1, 2010.

In order to proceed with past plans we entered into a loan agreement whereby under certain terms and conditions we could borrow up to a $1,000,000 from a company owned and controlled by our president. As of December 31, 2009 we had borrowed the full amount. Ongoing production related issues and the volatility of oil and gas prices for the year ahead are challenging our revenue projections and estimates of operating cash flows. Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required when the loan comes due in October 2010 if not earlier. There is uncertainty that further funding can be raised when necessary or that the loan can be extended. Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

We are primarily focused and engaged in managing the White River Dome, Ant Hill Unit Project in Colorado. We expect to continue to monitor our exploration projects pursuant to our participation agreements with our partners.

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

After the initial four locations were drilled, Eden elected to develop 4 additional 160-acre drilling blocks on acreage outside the existing PA’s under the same terms, which initiated Eden’s continuing drilling commitment. There are 34 potential 160-acre drilling blocks outside of the existing PA’s that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing, which would provide for another 68 drilling locations. On June 30, 2010 we provided notice to EnCana that we would not drill additional earning wells nor continue the drilling program in Colorado thus terminating our Drilling and Development Agreement effective July 1, 2010. As a result of this election Eden will conduct no further well earning operations in the Ant Hill Unit, but will continue to manage its interests in the current wells and properties earned to date. Properties earned to date include the potential to drill up to 8 offset well locations, one for each of the 8 wells already drilled. This election has not impaired the remaining carrying value of proven reserves.

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

Due to commodity price declines, operational issues, and pipeline cost overruns during 2009, we experienced numerous financial challenges in Colorado, which over the course of the year were successfully resolved. In order to settle these matters and provide capital for ongoing operations, on October 2, 2009 we entered into a loan agreement whereby under certain terms and conditions we could borrow up to US$1,000,000 from a company owned and controlled by our President. The loan has a one year term and is secured against our company pursuant to a general security agreement. The full principal amount of $1,000,000 has been advanced to the company.

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

Net production from continuing operations for the quarter ended June 30, 2010 was approximately 60,000 Mcfe as compared to approximately 74,000 Mcfe for the quarter ended June 30, 2009. Revenues recognized increased due to higher commodity prices received to $324,554 for the quarter ended June 30, 2010 as compared to $262,426 for the quarter ended June 30, 2009.

The past two years decline in natural gas prices has impaired the valuation of our Colorado assets and has eroded our access to reserve based financing for continued drilling in Colorado. On June 30, 2010 we provided notice to our partner that we would not drill additional earning wells nor continue the drilling program in Colorado thus terminating our Drilling and Development Agreement effective July 1, 2010. More detailed information on this project is available in our 2009 -year end filing.

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

Due to Diamond Land, LLC and/or Cedar Strata Corporation’s failure to file the aforementioned assignments within the BLM mandated filing period, on February 23, 2009 we agreed by Letter Agreement with Cedar Strata Corporation to extend the assignment period to March 31, 2009 whereby Cedar Strat Corporation will advise us which leases and to which entity Eden should make assignment of the lands in Prospect Area 2 through 4 of the Noah prospect. On March 31, 2009 we assigned leases as instructed by Cedar Strata to Emergent Value Group LLC. More detailed information on this project is available in our 2008-year end filing.

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

Pursuant to the Participation Agreement with Cedar Strat on October 7, 2008 we assigned our interest in all of the approximate 26,000 acres of leases in the Cherry Creek prospect to Cedar Strata Corporation thereby concluding our participation and interest in the project.

Due to Cedar Strata Corporation’s failure to file the aforementioned assignments within the BLM mandated filing period, on February 23, 2009 we agreed by Letter Agreement with Cedar Strat Corporation to extend the assignment period to March 31, 2009 whereby Cedar Strat Corporation will advise us which leases and to which entity Eden should make assignment of the lands in the Cherry Creek prospect. On March 31, 2009 we assigned leases as instructed by Cedar Strata to Lucinda Kemp.

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

Our current focus of activity is managing our well program in Colorado and over the next twelve-month period we have not budgeted for exploration expenditures.

The past two years decline in natural gas prices together with the ongoing deterioration of general economic conditions has led to a significant write down in the valuation of our Colorado assets and has eroded our access to reserve based financing for continued drilling in Colorado. Ongoing production related issues and the volatility of oil and gas prices for the twelve-month period ahead are challenging our revenue projections and estimates of operating cash flows. We expect cash flows for the next twelve-month period to be in a range of $750,000, which we anticipate will not provide adequate operating cash flow for the period. For the quarter ending June 30, 2010 we had received or accrued approximately $324,554 from gas, oil, and natural gas liquid sales from our production wells.

Management has rationalized corporate costs where possible in an attempt to better align them with expected future revenues. We anticipate we will not have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is uncertainty that further funding can be raised.

Our net cash used in financing activities during the six months ended June 30, 2010 was $58,679 as compared to $Nil used during the six months ended June 30, 2009.

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

In order to proceed with past settlement plans and provide working capital, on October 2, 2009 we entered into a loan agreement to borrow the principal sum of up to US$1,000,000 from a company owned and controlled by Donald Sharpe, our President and a Director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets, also dated effective October 2, 2009.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	750,000
Interim Loan Interest Expense	100,000
Interim Loan Retirement	1,000,000
Ant Hill Unit Lease Operating Expenses	360,000
Total	2,210,000

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2011 other than office computers, furnishings, and communication equipment as required.

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

Property and Equipment

Property and equipment is recorded at net cost of $21,560 (2009 - $26,788) less accumulated depreciation of $55,121 (2009 - $48,463). Depreciation is recorded on the straight-line basis over five years.

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

Loss Per Share

Our company computes net loss per share in accordance with ASC 260 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 510,000 as of August 12, 2010. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended June 30, 2010 and 2009, the only components of comprehensive income (loss) were foreign currency translation adjustments.

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

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the quarter ended June 30, 2010 our company recognized amortization expense of $nil.

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

Going Concern

In 2008 we commenced receiving revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new wells in the White River Dome field and a dramatic decline in oil and gas selling prices through 2008 and into 2009, we continue to be burdened with operating losses and a lack of substantial positive cash flow such that we anticipate an operating cash short fall sometime within the next twelve month period. Reserve based debt financing for further development is currently unavailable to us due to the decline in natural gas selling prices from prior levels and effective July 1, 2010 our Drilling and Development Agreement in Colorado was terminated. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through debt financing from our directors, although we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors. We currently do not have any firm arrangements in place for any future debt or equity financing, and presently have only an indication from our Company president that an extension to his Companies $1 million loan may be acceptable past October 2, 2010. Global financial markets and economic conditions have deteriorated significantly and though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations.

We have reduced overhead costs where possible in attempt to match anticipated future revenues; however ongoing commitments and a certain level of fixed costs make further reductions challenging to realize.

Results of Operations – Three Months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010, which are included herein.

Our operating results for the three months ended June 30, 2010, for the three months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Change Between Three Month Period Ended June 30, 2010 and June 30, 2009
Revenue	$ 324,554	$ 262,426	$ 62,128
Depletion, depreciation and amortization	72,758	110,346	(37,588)
General and administrative	93,400	153,504	(60,104)
Interest expense	50,605	Nil	50,605
Impairment loss on oil and gas properties	Nil	Nil	Nil
Management fees	103,038	84,582	18,456
Oil and gas operating expenses	143,384	52,518	90,866
Production taxes	15,974	16,575	(601)
Professional Fees	29,566	39,360	(9,794)
Other income(loss)	Nil	Nil	Nil
Gain (loss) on foreign exchange	2,494	2,757	(263)
Loss on disposal of equipment	Nil	(3,355)	3,355
Interest income	84	156	(72)
Net loss	(181,593)	(194,901)	13,308

Our accumulated losses increased to $48,204,579 as of June 30, 2010. Our financial statements report a net loss of $181,593 for the three month period ended June 30, 2010 compared to a net loss of $194,901 for the three month period ended June 30, 2009. Our losses have decreased primarily as a result of higher selling prices received combined with ongoing rationalization initiatives. Our company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $72,758 during the three months ended June 30, 2010, compared to $110,426 for the three months ended June 30, 2009. The depletion rate for Colorado production for the three months ended June 30, 2010 was $1.09/mcfe.

Results of Operations – Six Months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2010, which are included herein.

Our operating results for the six months ended June 30, 2010, for the six months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Change Between Six Month Period Ended June 30, 2010 and June 30, 2009
Revenue	$ 703,079	$ 533,114	$ 169,965
Depletion, depreciation and amortization	163,023	257,290	(94,267)
General and administrative	209,866	396,678	(186,812)
Interest expense	100,485	64	100,421
Impairment loss on oil and gas properties	Nil	1,506,375	(1,506,375)
Management fees	201,739	168,332	33,407
Oil and gas operating expenses	277,427	193,588	83,839
Production taxes	36,353	24,746	11,607
Professional Fees	103,091	76,902	26,189
Other income(loss)	Nil	Nil	Nil
Gain (loss) on foreign exchange	(555)	8,149	(8,704)
Loss on disposal of equipment	Nil	(3,355)	3,355
Interest income	161	295	(134)
Net loss	(389,299)	(2,085,772)	1,696,473

As at June 30, 2010, we had $1,247,974 in current liabilities. Our net cash used in operating activities for the six months ended June 30, 2010 was $90,114 compared to $647,239 provided by operating activities in the six months ended June 30, 2009. Our accumulated losses increased to $48,204,579 as of June 30, 2010. Our financial statements report a net loss of $389,299 for the six month period ended June 30, 2010 compared to a net loss of $2,085,772 for the six month period ended June 30, 2009. Our losses have decreased primarily as a result of rationalization initiatives and a decrease in impairment of oil and gas properties of $nil for the six months ended June 30, 2010 as compared to $1,506,375 for the six months ended June 30, 2009. Our company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $163,023 during the six months ended June 30, 2010, compared to $257,290 for the six months ended June 30, 2009. The depletion rate for Colorado production for the six months ended June 30, 2010 was $1.24/mcfe.

Our total liabilities as of June 30, 2010 were $1,503,323 as compared to total liabilities of $1,441,477 as of December 31, 2009. The $61,846 increase was largely due to an increase in accounts payable from $88,927 as at December 31, 2009 to $200,851 as at June 30, 2010.

During the six month period ended June 30, 2010 we recovered a net $129,526 on exploration, development and acquisition of our oil and gas properties as compared to $1,089,943 spent during the six month period ended June 30, 2009. Of this amount $2,629 was attributable to acquisition costs (2009 - $27,787), and $132,155 net recovered (2009 - $1,062,156 spent) was attributable to exploration and development costs incurred during the six months ended June 30, 2010.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30, 2010	December 31,
		2009
Current assets	$507,337	520,565
Current liabilities	1,247,974	1,193,560
Working capital	$(740,637)	(672,995)

Cash Flows

	Six Months Ended
	June 30
	2010	2009
Cash flows provided by (used in) operating activities	$(90,114)	647,239
Cash flows provided by (used in) investing activities	158,595	(1,003,493)
Cash flows provided by (used in) financing activities	(58,679)	Nil
Effect of exchange rate changes on cash	39	(515)
Net increase (decrease) in cash during period	$9,841	(356,769)

Operating Activities

Net cash used in operating activities was $90,114 in the six months ended June 30, 2010 compared with net cash provided by operating activities of $647,239 in the same period in 2009. The decrease in net cash provided by operating activities of $737,353 is mainly because in the six months ended June 30, 2009, an amount of $888,257 was received relating to other receivables. No such comparable amount was received in the six months ended June 30, 2010.

Investing Activities

Net cash provided by investing activities was $158,595 in the six months ended June 30, 2010 compared to net cash used in investing activities of $1,003,493 in the same period in 2009. The decrease in cash used of $1,162,088 in investing activities is mainly attributable to a decrease in oil and gas acquisition and exploration activity.

Financing Activities

Net cash used in financing activities was $58,679 in the six months ended June 30, 2010 compared to $Nil used in financing activities in the same period in 2009. The difference in cash used of $58,679 in financing activities is mainly attributed to a repayment of a bank overdraft during the period.

Oil and gas sales volume comparisons for the six months ended June 30, 2010 compared to the six months ended June 10, 2009

For the six months ended June 30, 2010 net production from continuing operations was approximately 120,000 Mcfe as compared to approximately 150,000 Mcfe for the six months ended June 30, 2009. Due to higher commodity prices we recognized oil and gas sales of approximately $703,079 for the six months ended June 30, 2010 as compared to approximately $533,114 in the same period in 2009.

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

As of June 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. It should be noted that due to an unprecedented economic downturn, which began in late 2008, management in early 2009 implemented significant rationalizing initiatives within the company in attempts to bring costs in line with the reduced revenues being received and expected in the periods ahead. As the effectiveness of the company’s controls and procedures was to a degree dependant on a level of personnel and operations prior to rationalizing efforts, it is possible managements rationalizing initiatives consequently affected these controls. Through the subsequent periods and the quarter covered by this report, due to these rationalizing efforts, senior management became more directly involved with all aspects of company operations and processes. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) believe that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $182,040 for the quarter ended June 30, 2010, and cumulative losses of $48,204,579 to June 30, 2010. As of June 30, 2010 we had a working capital deficit of $740,637. Other than for possibly a few months where our production rates are higher and commodity prices remain firm, we do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to June 30, 2010, we have incurred aggregate losses of approximately $48,204,579. Our loss from operations for the six months ended June 30, 2010 was $388,905. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We have largely been engaged in the business of exploring and until only recently attempting to develop commercial reserves of oil and gas. Our Alberta property is in the exploration stage and without known reserves of oil and gas. Only our Colorado properties have commenced production and due to depressed natural gas prices are proving uneconomical to develop. We have not generated significant revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate significant revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon attaining adequate levels of internally generated revenues through locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated adequate revenues, we will have to raise additional monies through either securing industry reserve based debt financing, or the sale of our equity securities or debt, or combinations of the above in order to continue our business operations.

As our properties are in the exploration and early development stage there can be no assurance that we will establish commercial discoveries and/or profitable production programs on these properties.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our past Nevada properties have been fully impaired and our Alberta properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on these properties. Our Colorado property is in early stage development drilling and is proving uneconomical for us to continue drilling.

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

EDEN ENERGY CORP.
(Registrant)

Dated: August 16, 2010	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: August 16, 2010	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)