Form 10-Q
period 2010-09-30
EDEN ENERGY CORP
filed 2010-11-10
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
9,893,571 common shares issued and outstanding as of November 10, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the nine month period ended September 30, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

September 30, 2010

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

		September 30,	December 31,
		2010	2009
		(Unaudited)

Assets

Current Assets

Cash and cash equivalents		$413,327	$341,976
Accrued petroleum revenues		133,810	102,893
Other receivables		20,770	15,264
Prepaid expenses		58,609	60,432

Total Current Assets		626,516	520,565

Oil and gas properties (Note 3)		2,861,440	3,525,365
Restricted cash (Note 8)		30,924	61,423
Equipment, net of depreciation of $58,408 (December 31, 2009 - $48,463)		18,272	26,788

Total Assets		$3,537,152	$4,134,141

Liabilities and Stockholders’ Equity

Current Liabilities

Bank overdraft	$	−	$58,679
Accounts payable		129,499	88,927
Loan payable (Note 4)		1,047,671	1,045,954

Total Current Liabilities		1,177,170	1,193,560

Asset retirement obligations		259,169	247,917

Total Liabilities		1,436,339	1,441,477

Contingencies and Commitments (Notes 1, 4, 6 and 7)

Stockholders’ Equity

Preferred Stock: 10,000,000 preferred shares authorized, $0.001 par value None issued		−	−

Common Stock: (Note 5) 200,000,000 shares authorized, $0.001 par value 9,893,571 shares issued and outstanding		9,894	9,894

Additional paid-in capital		50,463,667	50,463,667

Accumulated other comprehensive income		34,462	34,383

Deficit		(48,407,210)	(47,815,280)

Total Stockholders’ Equity		2,100,813	2,692,664

Total Liabilities and Stockholders’ Equity		$3,537,152	$4,134,141

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Revenue
Oil and gas	$271,138	$240,711	$974,217	$773,825

Expenses
Depletion and depreciation	63,223	86,580	226,247	343,869
General and administrative	102,208	150,480	312,071	560,459
Impairment loss on oil and gas properties	−	−	−	1,506,375
Interest expense (Note 4)	51,155	1,254	151,641	1,318
Management fees	102,003	92,013	303,742	260,346
Oil and gas operating expenses	104,715	185,556	382,142	379,144
Production taxes	12,085	10,740	48,438	35,486
Professional fees	34,848	33,762	137,940	97,363
Operating expenses	470,237	560,385	1,562,221	3,184,360
Loss before other income	(199,099)	(319,674)	(588,004)	(2,410,535)
Other income
Gain (loss) on foreign exchange	(3,611)	2,104	(4,166)	10,253
Loss on disposal of equipment	−	(83,662)	−	(87,017)
Interest income	79	148	240	443
Net loss	(202,631)	(401,084)	(591,930)	(2,486,856)
Other Comprehensive (Loss) Income
Foreign currency translation adjustment	40	40	79	(473)
Comprehensive loss	$(202,591)	$(401,044)	$(591,851)	$(2,487,329)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.06)	$(0.25)

Weighted average number of common shares outstanding (Note 5)	9,893,571	9,893,571	9,893,571	9,893,571

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

		Nine Months		Nine Months
		Ended		Ended
		September 30,		September 30,
		2010		2009

Cash provided by (used in):
Operating Activities:
Net loss from operations		$(591,930)		$(2,486,856)
Non-cash items:
Impairment of oil and gas properties		−		1,506,375
Depreciation		226,247		343,869
Loss on disposal of equipment		−		87,017
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues		(30,918)		6,676
Other receivables		(5,507)		918,156
Prepaid expenses and other		1,823		65,452
Accrued interest		1,717		−
Accounts payable and accrued liabilities		40,574		147,421
		(357,994)		588,110
Investing Activities:
Restricted cash		30,499		80,000
Purchase of property and equipment		(1,430)		−
Proceeds from sale of property and equipment		−		1,650
Oil and gas property acquisition and exploration, net		458,876		(970,411)
		487,945		(888,761)

Financing Activities:
Bank overdraft		(58,679)		−
		(58,679)		−
Effect of exchange rate changes on cash		79		(473)

Change in cash and cash equivalents		71,351		(301,124)
Cash and cash equivalents, beginning		341,976		697,266
Cash and cash equivalents, ending		$413,327		$396,142

Supplementary disclosure:
Interest paid		$147,872	$	−
Income taxes paid	$	−	$	−

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
September 30, 2010
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

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. With the exception of a minor positive cash flow in 2009, the Company has experienced negative cash flows from operations to date and has accumulated losses of $48,407,210 since inception including a loss for the current period of $591,930. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until the Company achieves profitable operations from its oil and gas activities. Natural gas prices continue to be depressed, particularly in the Company’s operating area, and as a result there is uncertainty that further funding can be raised. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the Company’s financial position or results of operations.

3.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are summarized as follows:

	September 30, 2010			December 31, 2009
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,657,588	1,657,588	–	1,656,563	1,656,563
Exploration costs	–	22,787,157	22,787,157	–	22,919,312	22,919,312
Less:
Accumulated depletion	–	(2,207,539)	(2,207,539)	–	(2,002,490)	(2,002,490)
Accumulated impairment charges	–	(19,691,285)	(19,691,285)	–	(19,691,285)	(19,691,285)
	–	2,545,921	2,545,921	–	2,882,100	2,882,100
Unproven Properties
Acquisition costs	64,724	3,126,986	3,191,710	60,320	3,126,986	3,187,306
Exploration costs	2,045,186	4,175,504	6,220,690	2,045,186	4,507,654	6,552,840
Less:
Accumulated impairment charges	(1,462,241)	(7,634,640)	(9,096,881)	(1,462,241)	(7,634,640)	(9,096,881)
	647,669	(332,150)	315,559	643,265	–	643,265
Net Carrying Value	647,669	2,213,771	2,861,440	643,265	2,882,100	3,525,365

All of the Company’s oil and gas properties are located in the United States and Canada.

Eden Energy Corp.
September 30, 2010
Notes to the Interim Consolidated Financial Statements
(Unaudited)

3.	Oil and Gas Properties (continued)

Depletion expense – Proven Properties

Depletion expense for the nine months ended September 30, 2010 of $205,049 (2009 - $302,627) was recorded in the U.S. cost center and $nil (2009 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the nine months ended September 30, 2010, none of the Company’s proven property costs were considered impaired. During the nine months ended September 30, 2009, the Company’s proven property costs were considered impaired resulting in a $1,506,375 non-cash impairment charge.

4.	Loan Payable

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets. Funds drawn on the loan bear interest at 20% per annum, payable quarterly, commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. The Company received the initial draw of $500,000 on October 5, 2009, and the remaining $500,000 draw on October 21, 2009. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest was to be made on the earlier of October 5, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. On October 15, 2010, the Company entered into an amendment to the loan agreement to extend the due date for the Loan to April 5, 2010. As at September 30, 2010 $47,671 (December 31, 2009 - $45,954) in accrued interest is owing on this loan. During the nine months ended September 30, 2010, the Company paid $147,872 in interest.

5.	Common Stock

On January 7, 2010, the Company effected a 1:5 reverse stock-split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 49,467,856 shares of common stock to 9,893,571 shares of common stock. On August 3, 2010, the Company increased the authorized share capital to 200,000,000 shares of common stock with a par value of $0.001. All share amounts have been retroactively adjusted for all periods presented in the financial statements.

During the nine months ended September 30, 2010 and 2009, no new shares were issued.

Stock Options

During the nine months ended September 30, 2010, the Company did not grant any stock options and options to acquire 450,000 shares at $12.50 per share expired.

At September 30, 2010, 510,000 stock options remained outstanding at prices between $3.00 and $12.50 per share, expiring between February 28, 2011 and January 22, 2013.

6.	Commitments

The Company entered into a Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (“EnCana”) obliging the Company to conduct a continuous drilling program through future summer drilling seasons on the Ant Hill Property. Management estimated the program would consist of a minimum of six wells per season at a cost of approximately $1,500,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company suspended drilling operations for the 2009 drilling season. On August 12, 2009 the Company finalized negotiations with EnCana whereby EnCana agreed to extend the commencement date of the continuous drilling program to no later than July 1, 2010 and reimburse the Company a final $337,643 for their portion of Ant Hill pipeline and water gathering system costs (received December 17, 2009). In addition the Company and EnCana agreed to amend numerous terms of the Drilling & Development Agreement including to provide for the Company to pay actual water gathering and disposal costs, and for EnCana to construct future Well Connect Facilities. In the event the Company does not commence drilling in 2010 and unless negotiated otherwise, the Company’s current Drilling and Development Agreement and ability to drill future wells will terminate, and the Company will retain its interests in the current wells and properties earned to date. On June 30, 2010 the Company provided notice to EnCana that it would not drill additional earning wells nor continue the drilling program on the Ant Hill Unit in Colorado thus terminating its Drilling and Development Agreement effective July 1, 2010.

Eden Energy Corp.
September 30, 2010
Notes to the Interim Consolidated Financial Statements
(Unaudited)

7.	Contingency

On January 5, 2010 the Company received a Writ of Notice, a Statement of Claim, and a Garnishing Order Before Judgement relating to its past office premises and lease termination made on September 9, 2009 claiming arrears rent and accelerated rent overdue of $109,273 plus damages. The Company filed a statement of defense disputing the claims on February 1, 2010 and while the matter still continues, the outcome at this time is not determinable. The loss, if any, from the outcome of the above, could include the claim of $109,273 plus costs and damages, less an approximate $49,500 held as a rent deposit and will be recorded in the period when such determination or settlements are made.

8.	Restricted Cash

As at September 30, 2010 restricted cash consists of $30,924 (CAD$32,500) (December 31 2009: $61,423) for security for corporate credit cards.

9.	Reclassifications

Certain insignificant items presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

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

General Overview

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004 we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On January 7, 2010 we effected a share consolidation of our authorized and issued and outstanding shares of common stock on a five (5) old for one (1) new basis, such that our authorized capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock decreased from 49,467,856 shares of common stock to 9,893,571 shares of common stock. On May 20, 2010, our Board of Directors approved an amendment to our Articles to increase our authorized share capital to 200,000,000 common shares with a par value of $0.001 per share. This increase in authorized capital received approval of the requisite stockholders of our Shares at our Annual and Special Meeting held in Vancouver BC, Canada on August 3, 2010. Our authorized capital now consists of 200,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value.

From mid 2004 through to mid 2008 we were an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a natural gas development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. The White River Dome project became our primary focus of activity mid 2008 due to the belief it represented the combination of good commercial returns while providing a large number of low risk development locations. We commenced receiving revenues from our White River Dome project during 2008 and have moved from an exploration stage company to an operating company. In conjunction with our partners we continue to monitor exploration activities in Alberta, Canada.

Net production from continuing operations for the quarter ended September 30, 2010 was approximately 50,500 Mcfe as compared to approximately 58,000 Mcfe for the quarter ended September 30, 2009. Revenues recognized increased due to higher commodity prices received to $271,138 for the quarter ended September 30, 2010 as compared to $240,711 for the quarter ended September 30, 2009.

The past two years decline in natural gas prices has impaired the valuation of our Colorado assets and has eroded our access to reserve based financing for continued drilling in Colorado. The commencement date for our continuous drilling program in Colorado was extended to no later than July 1, 2010. On June 30, 2010 we provided notice to EnCana we would not drill additional earning wells nor continue the drilling program in Colorado thus terminating our Drilling and Development Agreement effective July 1, 2010. In conjunction with the Unit operator, Management continues to evaluate production data from its wells prior to making future decisions. Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

In order to continue operating we entered into a loan agreement whereby under certain terms and conditions we could borrow up to a $1,000,000 from a company owned and controlled by our president. As of December 31, 2009 we had borrowed the full amount. Ongoing production related issues and the depressed state of natural gas prices continue to challenge our revenue projections and estimates of operating cash flows. Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required when the loan comes due on April 5, 2011, if not earlier. There is uncertainty that further funding can be raised when necessary or that the loan can be extended upon maturity.

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

White River Dome, Ant Hill Unit Drilling and Development Project – Colorado

The White River Dome, Ant Hill Project is a natural gas development-drilling program located in the Piceance Basin of western Colorado. Through agreements entered into September 1, 2006 and August 31, 2007 we have an 85% working interest in these prospective lands, and Eden carries EnCana for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden earned a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. EnCana retains its 100% interest in the two remaining offset locations in each 160-acre drilling block. On July 26, 2010 Koch Exploration Company LLC was designated Unit Operator of the Ant Hill Unit assuming all rights, duties and obligations of the resigning Unit Operator, EnCana.

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

On February 5, 2010 we received an independent reserve report from MHA Petroleum Consultants Inc., of Lakewood, Colorado, which was effective January 1, 2010. Using an average of 2009 monthly actual received oil and gas prices in accordance with SEC criteria, net to Eden, the report assigned our eight proved developed producing wells net reserves of 2.05 Bcfe with a PV10 value of $2.88 million. Our eight associated proved and undeveloped well locations were not included in the SEC report as they are uneconomical to develop using the current SEC reserve criteria. As an alternative evaluation, effective January 1, 2010 in accordance with the current Canadian Oil and Gas Handbook NI 51-101 reserve evaluation criteria, which uses the Sproule December 31, 2009 oil and gas price forecast, MHA Petroleum Consultants Inc. assigned Eden net reserves of 6.6 Bcfe with a pre tax PV 10 value of $13.81 million.

Noah Project - Nevada

From August 2004 to July 2008 we conducted an exploration program in Nevada, which cumulated in the drilling of the Noah Federal #1 well in the spring of 2008. Though the well encountered its target formation, log analysis and the lack of oil or gas shows did not support further testing and our project in Nevada was terminated. Accordingly, we recognized total impairment of $8,398,382 related to the Noah project during the year ended December 31, 2008. Subsequently, we assigned all our rights, title, and interests to our partners in the project area.

On September 20, 2010 we received a refund of $332,150 from our joint venture partner relating to road and site reclamation costs which we had prepaid by AFE when drilling was initially scheduled to commence. A remaining $25,000 has been held by our partner to cover final site reclamation costs, which all or some may be refunded if final costs are less than $25,000. More detailed information on this project is available in our 2008 and 2009 year end filings.

Cherry Creek Project - Nevada

On October 21, 2005, we commenced with a second exploration project in Nevada called Cherry Creek. On July 28, 2008, subsequent to the Noah well drilling and after a careful review of the technical aspects involved, we terminated the project. Accordingly, we recognized total impairment of $876,195 related to the Cherry Creek project during the year ended December 31, 2008. Subsequently, we assigned all our rights, title, and interests to our partner in the project area. More detailed information on this project is available in our 2008 and 2009 year end filings.

Chinchaga Project – Alberta

From March 13, 2006 to February 2007 in conjunction with our partners, we conducted an exploration program in Alberta, which cumulated with drilling two exploratory wells. Both wells were plugged and abandoned in early 2007 and we recognized total impairment of $1,462,214 relating to the dry wells. By drilling these wells we have earned an interest in certain lands for potential future exploration. At this time no further decisions on continuing exploration in the area have been made. More detailed information on this project is available in our 2008 and 2009 year end filings.

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

The past two years decline in natural gas prices has led to a significant write down in the valuation of our Colorado assets. Ongoing production related issues and the current depressed state of natural gas prices are challenging our revenue projections and estimates of operating cash flows. We expect cash flows for the next twelve-month period to be in a range of $750,000, which we anticipate will not provide adequate operating cash flow for the period. For the quarter ending September 30, 2010 we had received or accrued approximately $271,138 from gas, oil, and natural gas liquid sales from our production wells.

Management has rationalized corporate costs where possible in an attempt to better align them with expected future revenues. We anticipate we will not have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is uncertainty that further funding can be raised.

Our net cash used in financing activities during the nine months ended September 30, 2010 was $58,679 as compared to $Nil used during the nine months ended September 30, 2009.

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

We were required to repay the principal amount of the Loan and all accrued and unpaid amounts and interest on the earlier to occur of October 5, 2010, subject to extension upon mutual agreement, or an “Event of Default” occurring as defined in the agreement. This repayment date has now been extended to April 5, 2011. We may prepay the Loan in whole or in part, at any time and from time to time without notice, bonus or penalty.

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	750,000
Interim Loan Interest Expense	150,000
Interim Loan Retirement	1,000,000
Ant Hill Unit Lease Operating Expenses	360,000
Total	2,260,000

We have recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending September 30, 2011 other than office computers, furnishings, and communication equipment as required.

Research and Development

We have incurred $nil in research and development expenditures over the last two fiscal years.

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

Property and Equipment

Property and equipment is recorded at net cost of $18,272 (2009 - $26,788) less accumulated depreciation of $58,408 (2009 - $48,463). Depreciation is recorded on the straight-line basis over five years.

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

Loss Per Share

Our company computes net loss per share in accordance with ASC 260 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 510,000 as of November 12, 2010. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended September 30, 2010 and 2009, the only components of comprehensive income (loss) were foreign currency translation adjustments.

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

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the quarter ended September 30, 2010 our company recognized amortization expense of $nil.

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

Going Concern

In 2008 we commenced receiving revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new wells in the White River Dome field and a dramatic decline in oil and gas selling prices through 2008 and into 2009, we continue to have operating losses and do not have substantial positive cash flow from our operating activities. Based on the current level of natural gas prices and the outlook ahead, we anticipate an operating cash short fall sometime within the next twelve month period. Reserve based debt financing for further development became unavailable to us due to the decline in natural gas selling prices from prior levels and effective July 1, 2010 our Drilling and Development Agreement in Colorado was terminated. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through debt financing from our directors, although we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors. We currently do not have any firm arrangements in place for any future debt or equity financing. On October 14, 2010 we agreed with our Company president to an extension to his Companies $1 million loan to April 5, 2011. Though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations. We have reduced overhead costs where possible in attempt to match anticipated future revenues; however ongoing commitments and a certain level of fixed costs make further reductions challenging to realize.

Results of Operations – Three Months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010, which are included herein.

Our operating results for the three months ended September 30, 2010, for the three months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Change Between Three Month Period Ended September 30, 2010 and September 30, 2009
Revenue	$ 271,138	$ 240,711	$ 30,427
Depletion, depreciation and amortization	63,223	86,580	(23,357)
General and administrative	102,208	150,480	(48,272)
Interest expense	51,155	1,254	49,901
Impairment loss on oil and gas properties	Nil	Nil	Nil
Management fees	102,003	92,013	9,990
Oil and gas operating expenses	104,715	185,556	(80,841)
Production taxes	12,085	10,740	1,345
Professional Fees	34,848	33,762	1,086
Other income(loss)	(3,532)	(81,410)	77,878
Gain (loss) on foreign exchange	(3,611)	2,104	(5,715)
Loss on disposal of equipment	Nil	(83,662)	83,662

Interest income	79	148	(69)
Net loss	(202,631)	(401,084)	198,453

Our accumulated losses increased to $48,407,210 as of September 30, 2010. Our financial statements report a net loss of $202,631 for the three month period ended September 30, 2010 compared to a net loss of $401,084 for the three month period ended September 30, 2009. Our losses have decreased primarily as a result of higher selling prices received combined with ongoing rationalization initiatives. Our company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $63,223 during the three months ended September 30, 2010, compared to $86,580 for the three months ended September 30, 2009. The depletion rate for Colorado production for the three months ended September 30, 2010 was $1.11/mcfe.

Results of Operations – Nine months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended September 30, 2010, which are included herein.

Our operating results for the nine months ended September 30, 2010, for the nine months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	Change Between Nine month Period Ended September 30, 2010 and September 30, 2009
Revenue	$ 974,217	$ 773,825	$ 200,392
Depletion, depreciation and amortization	226,247	343,869	(117,622)
General and administrative	312,071	560,459	(248,388)
Interest expense	151,641	1,318	150,323
Impairment loss on oil and gas properties	Nil	1,506,375	(1,506,375)
Management fees	303,742	260,346	43,396
Oil and gas operating expenses	382,142	379,144	2,998
Production taxes	48,438	35,486	12,952
Professional Fees	137,940	97,363	40,577
Other income(loss)	(3,926)	(76,321)	72,395
Gain (loss) on foreign exchange	(4,166)	10,253	(14,419)
Loss on disposal of equipment	Nil	(87,017)	87,017
Interest income	240	443	(203)
Net loss	(591,930)	(2,486,856)	1,894,926

As at September 30, 2010, we had $1,177,170 in current liabilities. Our net cash used in operating activities for the nine months ended September 30, 2010 was ($357,994) compared to $588,110 provided by operating activities in the nine months ended September 30, 2009. Our accumulated losses increased to $48,407,210 as of September 30, 2010. Our financial statements report a net loss of $591,930 for the nine month period ended September 30, 2010 compared to a net loss of $2,486,856 for the nine month period ended September 30, 2009. Our losses have decreased primarily as a result of rationalization initiatives and a decrease in impairment of oil and gas properties of $Nil for the nine months ended September 30, 2010 as compared to $1,506,375 for the nine months ended September 30, 2009. Our company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $226,247 during the nine months ended September 30, 2010, compared to $343,869 for the nine months ended September 30, 2009. The depletion rate for Colorado production for the nine months ended September 30, 2010 was $1.22 /mcfe.

Our total liabilities as of September 30, 2010 were $1,436,339 as compared to total liabilities of $1,441,477 as of December 31, 2009. The $5,138 decrease was largely due to a decrease in bank overdraft from $58,679 as at December 31, 2009 to $Nil as at September 30, 2010; offset against an increase in accounts payable from $88,927 as at December 31, 2009 to $129,499 as at September 30, 2010.

During the nine month period ended September 30, 2010 we recovered a net $458,876 on exploration, development and acquisition of our oil and gas properties as compared to $970,411 spent during the nine month period ended September 30, 2009. Of this amount $1,026 was attributable to acquisition costs (2009 - $21,574), and $459,902 net recovered (2009 - $239,378 spent) was attributable to exploration and development costs incurred, net of recoveries, during the nine months ended September 30, 2010.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2010	2009
Current assets	$626,516	520,565
Current liabilities	1,177,170	1,193,560
Working capital	$(550,654)	(672,995)

Cash Flows

	Nine months Ended
	September 30
	2010	2009
Cash flows provided by (used in) operating activities	$(357,995)	588,110
Cash flows provided by (used in) investing activities	487,946	(888,761)
Cash flows provided by (used in) financing activities	(58,679)	Nil
Effect of exchange rate changes on cash	79	(473)
Net increase (decrease) in cash during period	$71,351	(301,124)

Operating Activities

Net cash used in operating activities was $357,995 in the nine months ended September 30, 2010 compared with net cash provided by operating activities of $588,110 in the same period in 2009. The decrease in net cash provided by operating activities of $230,115 is mainly because in the nine months ended September 30, 2009, an amount of $918,156 was received relating to other receivables. No such comparable amount was received in the nine months ended September 30, 2010.

Investing Activities

Net cash provided by investing activities was $487,946 in the nine months ended September 30, 2010 compared to net cash used in investing activities of $888,761 in the same period in 2009. The decrease in cash used of $1,376,707 in investing activities is mainly attributable to a decrease in oil and gas acquisition and exploration activity, net of recoveries.

Financing Activities

Net cash used in financing activities was $58,679 in the nine months ended September 30, 2010 compared to $Nil used in financing activities in the same period in 2009. The difference in cash used of $58,679 in financing activities is mainly attributed to a repayment of a bank overdraft during the period.

Oil and gas sales volume comparisons for the nine months ended September 30, 2010 compared to the nine months ended June 10, 2009

For the nine months ended September 30, 2010 net production from continuing operations was approximately 50,500 Mcfe as compared to approximately 58,000 Mcfe for the nine months ended September 30, 2009. Due to higher commodity prices we recognized oil and gas sales of approximately $271,138 for the nine months ended September 30, 2010 as compared to approximately $240,711 in the same period in 2009.

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

As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. It should be noted that due to an unprecedented economic downturn, which began in late 2008, management in early 2009 implemented significant rationalizing initiatives within the company in attempts to bring costs in line with the reduced revenues being received and expected in the periods ahead. As the effectiveness of the company’s controls and procedures was to a degree dependant on a level of personnel and operations prior to rationalizing efforts, it is possible managements rationalizing initiatives consequently affected these controls. Through the subsequent periods and the quarter covered by this report, due to these rationalizing efforts, senior management became more directly involved with all aspects of company operations and processes. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) believe that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On December 21, 2009 Ontrea Inc. filed an action in the courts of British Columbia, Canada against Eden Canada Holdings Ltd., a registered name of Eden Energy Corp. in Canada, claiming arrears rent and accelerated rent overdue of $109,273 plus damages. Eden Canada Holdings Ltd. filed its Statement of Defense on February 1, 2010 disputing the claims and while the matter still continues the outcome is not determinable at this time. The loss, if any, from the outcome of the above, could include the claim of $109,273 plus costs and damages, less an approximate $49,500 held as a rent deposit by Ontrea Inc. and will be recorded in the period when such determination or settlements are made.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $591,930 for the quarter ended September 30, 2010, and cumulative losses of $48,407,210 to September 30, 2010. As of September 30, 2010 we had a working capital deficit of $550,654. Other than for possibly a few months where our production rates are higher and commodity prices remain firm, we do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to September 30, 2010, we have incurred aggregate losses of approximately $48,407,210. Our loss from operations for the nine months ended September 30, 2010 was $591,930. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)

(10)	Material Contracts

10.1	Form of Stock Option Agreement entered into with the following individuals (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 12, 2005):

Donald Sharpe John Martin Neil Maedel Drew Bonnell

10.2	Participation Agreement with Merganser Limited (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

Exhibit	Description
Number

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

Exhibit	Description
Number

10.20	Form of Note and Warrant Amendment Agreement dated January 17, 2008 (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

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

EDEN ENERGY CORP.
(Registrant)

Dated: November 10, 2010	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: November 10, 2010	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)