Form 10-K
period 2010-12-31
EDEN ENERGY CORP
filed 2011-03-30
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes   [ ]      No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes   [ ]      No   [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $449,379 based on a $0.30 closing price for the Common Stock on June 30, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

1,978,894 as of March 29, 2011

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

Net production from continuing operations in Colorado for the year ended December 31, 2010 was approximately 205,000 Mcfe as compared to approximately 257,745 Mcfe for the year ended December 31, 2009. Revenues recognized increased slightly due to higher production prices received to $1.156 million for the year ended December 31, 2010 as compared to $1.050 million for the year ended December 31, 2009.

The decline in natural gas prices over the past two years has impaired the valuation of our Colorado assets and has eroded our access to reserve based financing for continued drilling in Colorado. The commencement date for our continuous drilling program in Colorado was extended to no later than July 1, 2010. On June 30, 2010 we provided notice to EnCana we would not drill additional earning wells nor continue the drilling program in Colorado thus terminating our Drilling and Development Agreement effective July 1, 2010. In conjunction with the Unit operator, Management continues to evaluate production data from its wells prior to making future decisions. Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

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

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004 we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On January 7, 2010 we effected a share consolidation of our authorized and issued and outstanding shares of common stock on a five (5) old for one (1) new basis, such that our authorized capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock decreased from 49,467,856 shares of common stock to 9,893,563 shares of common stock. On May 20, 2010, our Board of Directors approved an amendment to our Articles to increase our authorized share capital to 200,000,000 common shares with a par value of $0.001 per share. This increase in authorized capital received approval of the requisite stockholders of our shares at our Annual and Special Meeting held in Vancouver BC, Canada on August 3, 2010. Our authorized capital increased to 200,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On March 8, 2011, the Company effected a 1:5 reverse stock-split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 200,000,000 shares of common stock with a par value of $0.001 to 40,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 9,893,563 shares of common stock to 1,978,894 shares of common stock.

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

White River Dome, Ant Hill Unit Drilling and Development Project – Colorado

The White River Dome, Ant Hill Project is a natural gas development-drilling program located in the Piceance Basin of western Colorado. Through agreements entered into September 1, 2006 and August 31, 2007 we have an 85% working interest in these prospective lands, and Eden carries the Unit Operator for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden earned a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. The Unit Operator retains its 100% interest in the two remaining offset locations in each 160-acre drilling block. On July 26, 2010 Koch Exploration Company LLC was designated Unit Operator of the Ant Hill Unit assuming all rights, duties and obligations of the resigning Unit Operator, EnCana.

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

Ant Hill Unit – Colorado

The primary targets are the Cameo Coal and Williams Fork Sandstones of the Cretaceous Mesaverde Group, found at an average depth of 8,100 feet. As of January 1, 2011 cumulative production from the field is in excess of approximately 85 Bcfe from 162 wells, with current production averaging 6.08 MMcf/d from 79 active wells. Typical well life in the field is in the range of 25-30 years. Gas from the Ant Hill unit typically contains about 25% carbon dioxide, which is removed at a local natural gas treatment plant. Drilling and completion costs have historically been in the $2,000,000 range per well throughout the field, though with service costs declining due to general economic conditions, we estimate costs now to be in the $1,500,000 range. Lease operating and gas gathering costs have increased in the unit with recent amendments to our agreements and the change in Unit operator. Operations in the White River Dome Field are largely prohibited in the winter months.

Effective March 1, 2011 we entered into an Amendment to Gas Marketing Agreement with Koch Exploration Company, LLC which provides that the Operator shall charge and deduct from production proceeds a fee for the processing and treating of Eden’s gas in an amount equal to Eden’s allocated share, on a volume basis, of the Operator’s actual gas plant costs, inclusive.

On February 28, 2011 we received an independent reserve report from MHA Petroleum Consultants Inc., of Lakewood, Colorado, which was effective January 1, 2011. Using an average of 2010 monthly actual received oil and gas prices in accordance with SEC criteria, net to Eden, the report assigned our eight proved developed producing wells net reserves of approximately 1.03 Bcfe with a pre tax PV10 value of $1.70 million. Our eight associated proved and undeveloped well locations were not included in the SEC report as they are uneconomical to develop using the current SEC reserve criteria. As an alternative evaluation, effective December 31, 2010 in accordance with the current Canadian Oil and Gas Handbook NI 51-101 reserve evaluation criteria, which uses the Sproule December 31, 2010 oil and gas price forecast, MHA Petroleum Consultants Inc. assigned Eden net proved reserves of approximately 5.47 Bcfe with a pre tax PV 10 value of $3.20 million.

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

Chinchaga Project – Alberta

From March 13, 2006 to February 2007 in conjunction with our partners, we conducted an exploration program in Alberta, which cumulated with drilling two exploratory wells. Both wells were plugged and abandoned in early 2007 and we recognized total impairment of $1,462,214 relating to the dry wells. By drilling these wells we have earned an interest in certain lands for potential future exploration. In the year ended December 31, 2010 we recognized additional impairment on these properties of $647,915 and unless there is a significant improvement in natural gas prices in the near future, management is unlikely to focus further in this area. More detailed information on this project is available in our 2008 and 2009 year end filings.

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

Item 1A. Risk Factors

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

With the exception of a minor number of operating months we have had negative cash flows from operations. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

To date, with the exception of a minor number of operating months we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $1,990,111for the year ended December 31, 2010, and cumulative losses of $49,805,391 to December 31, 2010. As of December 31, 2010 we had a working capital deficit of $815,158. Other than for possibly a few months where production rates are higher and commodity prices increase, we do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

-drilling and completion costs for further wells increase beyond our expectations; or

-commodity prices for our production decline beyond our expectations; or

-production levels do not meet our expectations; or

-we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We will depend almost exclusively on outside capital to pay for the continued operations, exploration, and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to December 31, 2010, we have incurred aggregate losses of approximately $49,805,391. Our loss from operations for the twelve months ended December 31, 2010 was $1,990,111. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Item 2. Properties

Executive Offices

Effective December 1, 2009 our corporate head office is located at 1660, 1055 West Hastings Street, Vancouver, British Columbia V6E 2E9, Canada where we rent approximately 900 sq. ft. of office space for approximately $4,140 monthly (CAD$3,933/mo). On September 9, 2009, our five year office lease which commenced September 1, 2007 was terminated by the Landlord. We are currently in dispute with this Landlord to finalize costs and expenses as they relate to this lease.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2010	$0.10	$0.03
September 30, 2010	$0.14	$0.035
June 30, 2010	$0.16	$0.06
March 31, 2010	$0.25	$0.03
December 31, 2009	$0.22	$0.03
September 30, 2009	$0.07	$0.011
June 30, 2009	$0.055	$0.021
March 31, 2009	$0.09	$0.035
December 31, 2008	$0.20	$0.05

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Pacific Stock Transfer Inc., 4045 South Spencer Street, Suite 403, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (702) 433-1979) is the registrar and transfer agent for our common shares.

On March 29, 2011, the shareholders' list showed 184 registered shareholders and 1,978,894 common shares outstanding and Nil preferred shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

As at December 31, 2010, we have one compensation plan in place, entitled Amended 2004 Stock Option Plan. This plan has not been approved by our security holders. On December 20, 2007, the directors of our company approved an amendment to the Amended 2004 Stock Option Plan by increasing the maximum number of options available for grant from 3,000,000 to 4,276,332. On January 7, 2010 we effected a 1:5 reverse share consolidation. The number of options available for grant post January 7, 2010 is reduced to 989,357. (On March 8, 2011 we effected a 1:5 share consolidation. The number of options available to grant post March 11, 2011 is reduced to 197,871).

The Amended 2004 Stock Option Plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2010. (The table includes share adjustment for a 1:5 reverse share consolidation effective March 11, 1011):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	102,000	$36.40	95,871
	102,000	$36.40	95,871

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2010.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2010.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

PLAN OF OPERATIONS AND CASH REQUIREMENTS

Cash Requirements

Due to the Company’s current financial situation, it is challenging for management to comment on plans for the next twelve-month period.

In Colorado, we currently hold 640 gross acres in our White River Dome, Ant Hill Unit development-drilling project. We have assigned our interests to our partners in the Noah and Cherry Creek projects in Nevada. In Alberta we currently have interests in approximately 23,000 gross acres of leases pursuant to our joint venture exploration agreements.

Our current focus of activity is managing our well program in Colorado and over the next twelve-month period we have not budgeted for exploration expenditures.

The past two years decline in natural gas prices has led to a significant write down in the valuation of our Colorado assets. Ongoing production related issues; increased lease operating and gas gathering costs, and the current depressed state of natural gas prices are challenging our revenue projections and estimates of operating cash flows. We expect cash flows for the next twelve-month period to be in a range of $500,000, which we anticipate will not provide adequate operating cash flow for the period. For the year ending December 31, 2010 we had received or accrued approximately $1.156 million from gas, oil, and natural gas liquid sales from our production wells.

We anticipate we will not have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is uncertainty that further funding can be raised.

Our net cash used in financing activities during the year ended December 31, 2010 was $58,679 as compared to $1,058,679 provided during the year ended December 31, 2009.

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

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	750,000
Interim Loan Interest Expense	50,000
Interim Loan Retirement	1,000,000
Ant Hill Unit Lease Operating Expenses	360,000
Total	2,160,000

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

Results of Operations – Twelve Months Ended December 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended December 31, 2010, which are included herein.

Our operating results for the twelve months ended December 31, 2010, for the twelve months ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Change Between Twelve Month Period Ended December 31, 2010 and December 30, 2009
Revenue	$ 1,156,884	$ 1,050,170	$ 106,714
Depletion, Depreciation and amortization	435,916	634,943	(199,027)

General and administrative	398,464	712,806	(314,342)
Interest expense	202,337	47,907	154,430
Impairment loss on oil and gas properties	960,469	1,721,598	(761,129)
Management fees	407,431	357,167	50,264
Oil and gas operating expenses	552,071	453,862	98,209
Production taxes	59,201	48,941	10,260
Professional fees	161,178	187,569	(26,391)
Net loss	$ (1,990,111)	$ (2,834,824)	$ 844,713

Our accumulated losses increased to $49,805,391 as of December 31, 2010. Our financial statements report a net loss of $1,990,111 for the twelve month period ended December 31, 2010 compared to a net loss of $2,834,824 for the twelve month period ended December 31, 2009. Our losses have decreased primarily as a result of an increase in revenue of $106,714 over the prior year and a decrease in the following: depletion, depreciation and amortization of $199,027, general and administrative of $314,342, and impairment loss on oil and gas properties of $761,129.

Our total liabilities as of December 31, 2010 were $1,547,556 as compared to total liabilities of $1,441,477 as of December 31, 2009. The increase of $106,079 was primarily due to a general increase in trade payables.

During the twelve months ended December 31, 2010 we spent $2,666 on exploration, development and acquisition of our oil and gas properties as compared to $445,749 spent during the twelve months ended December 31, 2009. Of this amount $Nil was attributable to acquisition costs (2009 - $13,091), and $2,666 (2009 - $432,658) was attributable to exploration and development costs incurred during the twelve months ended December 31, 2010.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2010	2009
Current assets	$463,393	520,565
Current liabilities	1,278,551	1,193,560
Working capital	$(815,158)	(672,995)

Cash Flows

	Year Ended
	December 31
	2010	2009
Cash flows provided by (used in) operating activities	$(487,579)	767,165
Cash flows provided by (used in) investing activities	485,946	(2,181,002)
Cash flows provided by (used in) financing activities	(58,679)	1,058,679
Effect of exchange rate changes on cash	Nil	(132)
Net increase (decrease) in cash during period	$(60,312)	(355,290)

Operating Activities

Net cash used in operating activities was $487,579 in the year ended December 31, 2010 compared with net cash provided by operating activities of $767,165 in the same period in 2009.

Investing Activities

Net cash provided by investing activities was $485,946 in the year ended December 31, 2010 compared to net cash used in investing activities of $2,181,002 in the same period in 2009. The decrease in use of cash of $2,666,948 in investing activities is mainly attributable to having net recoveries of $458,629 in the current year as opposed to net exploration costs of $2,213,361 in the year ended December 31, 2009.

Financing Activities

Net cash used in financing activities was $58,679 in the year ended December 31, 2010 compared to net cash provided by financing activities of $1,058,679 in the same period in 2009. The increase in use of cash of $1,117,358 in financing activities is mainly attributable to the receipt of $1,000,000 in loan financing in the prior year ended December 31, 2009, compared to NIL in the current year ended December 31, 2010.

Oil and gas sales volume comparisons for the twelve months ended December 31, 2010 compared to the twelve months ended December 31, 2009

Net production from continuing operations in Colorado for the year ended December 31, 2010 was approximately 205,000 Mcfe as compared to approximately 257,745 Mcfe for the year ended December 31, 2009. Revenues recognized increased slightly due to higher production prices received to $1.156 million for the year ended December 31, 2010 as compared to $1.050 million for the year ended December 31, 2009.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations

Going Concern

In 2008 we commenced receiving revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new gas wells in the White River Dome field and a dramatic decline in gas selling prices through 2008, 2009 and into 2010, we continue to have operating losses and do not have substantial positive cash flow from our operating activities. Based on the current level of natural gas prices and the outlook ahead, we anticipate an operating cash short fall within the next twelve month period. Reserve based debt financing for further development became unavailable to us due to the decline in natural gas selling prices from prior levels and effective July 1, 2010 our Drilling and Development Agreement in Colorado was terminated. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through debt financing from our directors, although we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors. We currently do not have any firm arrangements in place for any future debt or equity financing. On October 14, 2010 we agreed with our company president to an extension to his company’s $1 million loan to April 5, 2011. Though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations. We have reduced overhead costs where possible in attempt to match anticipated future revenues; however ongoing commitments and a certain level of fixed costs make further reductions challenging to realize.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current information and markets,, historical experience and various other factors including forward looking assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to recoverable values of oil and gas properties, the provision for income taxes, depreciation, depletion and asset retirement obligations.

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible, and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. Unproved properties are evaluated annually for impairment, and if the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted, while if the unproved properties are abandoned completely the amount of such properties is written off.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued petroleum revenues, other receivables, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of oil and gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

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

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

We have audited the accompanying consolidated balance sheets of Eden Energy Corp. as of December 31, 2010 and 2009 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. To date, the Company has not generated profitable operations from its oil and gas business, has incurred significant losses in 2010 and 2009 and further losses are anticipated in 2011. The Company will require additional funds to meet its obligations and the costs of its operations. There is uncertainty that further funding can be raised if and when needed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 29, 2011

Eden Energy Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$281,664	$341,976
Accrued petroleum revenues	105,324	102,893
Other receivables	17,724	15,264
Prepaid expenses and deposits	58,681	60,432
Total Current Assets	463,393	520,565
Oil and gas properties (Note 4)	1,704,477	3,525,365
Restricted cash (Note 10)	32,676	61,423
Equipment, net of depreciation of $61,501 (2009 - $48,463)	15,180	26,788
Total Assets	$2,215,726	$4,134,141

Liabilities and Stockholders’ Equity
Current Liabilities
Bank overdraft	$-	$58,679
Accounts payable	230,880	88,927
Loan payable (Note 7)	1,047,671	1,045,954
Total Current Liabilities	1,278,551	1,193,560
Asset retirement obligations (Note 5)	269,005	247,917
Total Liabilities	1,547,556	1,441,477
Contingencies and Commitments (Notes 1, 7, 8 and 11)
Stockholders’ Equity
Preferred Stock: 10,000,000 preferred shares authorized, $0.001 par value None issued	-	-
Common Stock: (Note 9) 40,000,000 shares authorized, $0.001 par value 1,978,894 (2009 – 1,978,894) shares issued and outstanding	1,979	1,979
Additional paid-in capital	50,471,582	50,471,582
Accumulated other comprehensive income	-	34,383
Deficit	(49,805,391)	(47,815,280)
Total Stockholders’ Equity	668,170	2,692,664
Total Liabilities and Stockholders’ Equity	$2,215,726	$4,134,141

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Revenue
Oil and gas	$1,156,884	$1,050,170

Expenses
Depletion, depreciation and amortization	435,916	634,943
General and administrative	398,464	712,806
Impairment of oil and gas properties (Note 4)	960,469	1,721,598
Interest expense (Note 7)	202,337	47,907
Management fees (Note 6)	407,431	357,167
Oil and gas operating expenses	552,071	453,862
Production taxes	59,201	48,941
Professional fees	161,178	187,569
Operating expenses	3,177,067	4,164,793
Loss before other items	(2,020,183)	(3,114,623)
Other items
(Loss) gain on foreign exchange	(4,190)	9,714
Loss on disposal of equipment	-	(88,117)
Foreign exchange gain on dissolution of subsidiaries (Note 2)	33,986	-
Gain on recovery of costs previously impaired	-	357,678
Interest income	276	524
Net loss	(1,990,111)	(2,834,824)
Other comprehensive income (loss)
Foreign currency translation adjustment	-	(132)
Comprehensive loss	$(1,990,111)	$(2,834,956)

Basic and diluted loss per share	$(1.01)	$(1.42)

Weighted average number of common shares outstanding – basic and diluted	1,979,000	1,979,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2010	2009

Cash provided by (used in):
Operating Activities:
Net loss from operations	$(1,990,111)	$(2,834,824)
Non-cash items:
Impairment of oil and gas properties	960,469	1,721,598
Depletion, depreciation and amortization	435,916	634,943
Loss on disposal of equipment	-	88,117
Accrued interest on loan payable	1,717	45,954
Foreign exchange gain on dissolution of subsidiaries	(34,383)	-
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	12,833	62,006
Other receivables	(17,724)	933,705
Prepaid expenses and other	1,751	69,924
Accounts payable	141,953	45,742
	(487,579)	767,165
Investing Activities:
Restricted cash	28,747	30,444
Purchase of property and equipment	(1,430)	(635)
Proceed from sales of equipment	-	2,550
Oil and gas property acquisition and exploration, net of recoveries	458,629	(2,213,361)
	485,946	(2,181,002)
Financing Activities:
Proceeds from loan	-	1,000,000
Bank overdraft	(58,679)	58,679
	(58,679)	1,058,679

Effect of exchange rate changes on cash	-	(132)
Decrease in cash and cash equivalents	(60,312)	(355,290)
Cash and cash equivalents, beginning	341,976	697,266
Cash and cash equivalents, ending	$281,664	$341,976

Supplementary disclosure:
Interest paid	$198,283	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Stockholders’ Equity
From January 1, 2009 to December 31, 2010

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficiency)
Balance, December 31, 2008	1,978,894	$1,979	$50,471,582	$(44,980,456)	$34,515	$5,527,620
Foreign currency translation adjustment	-	-	-	-	(132)	(132)
Net loss for the year	-	-	-	(2,834,824)	-	(2,834,824)
Balance, December 31, 2009	1,978,894	1,979	50,471,582	(47,815,280)	34,383	2,692,664
Foreign currency translation adjustment	-	-	-	-	(34,383)	(34,383)
Net loss for the year	-	-	-	(1,990,111)	-	(1,990,111)
Balance, December 31, 2010	1,978,894	$1,979	$50,471,582	$(49,805,391)	$-	$668,170

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
December 31, 2010
Notes to the Consolidated Financial Statements

1.	Nature and Continuance of Operations

The Company is involved in oil and gas exploration, development and production activities in Alberta, Canada, and Colorado USA.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations and has accumulated losses of $49,805,391 since inception including a loss for the current year of $1,990,111 of which $960,469 is related to property impairment. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the Companies focus of operations in natural gas production and the related supply and pricing challenges, there may be difficulty in raising further funding. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. The Company has produced revenue from its principal business and in fiscal years prior to December 31, 2008 was considered an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities. These financial statements include the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), Southern Frontier Explorations Ltd. (“Southern”), companies incorporated and based in the State of Nevada, Eden Energy (North) Ltd. (“Eden North”), a company incorporated and based in the Province of Alberta, Canada, and Eden Energy Colorado LLC (“Eden Colorado”), a company incorporated and based in the State of Colorado. During the fiscal year ended December 31, 2010, the Company wound up, or is in the process of winding up, two of its subsidiaries, Frontier, Southern and Eden North. As a result, the Company has recognized a net gain of $33,986. All intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current information and markets, historical experience and various other factors including forward looking assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to recoverable values of oil and gas properties, the provision for income taxes, depreciation, depletion and asset retirement obligations.

F–5

Eden Energy Corp.
December 31, 2010
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Foreign Currency Translation

The Company’s and its United States subsidiaries’ functional and reporting currency is the United States dollar. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar. The financial statements of the Canadian subsidiary were translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible, and intangible development costs including direct internal costs are capitalized to the full cost pool. When the Company commences production from established proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of- production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not depleted until proved reserves associated with the projects can be determined. Unproved properties are evaluated annually for impairment, and if the future exploration of unproved properties are determined uneconomical the amount of such properties are added to the capitalized cost to be depleted, while if the unproved properties are abandoned completely the amount of such properties is written off.

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

Equipment

Property and equipment is recorded at cost of $76,681 (2009 - $75,251) less accumulated depreciation of $61,501 (2009 - $48,463). Depreciation is recorded on the straight-line basis over five years.

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

F–6

Eden Energy Corp.
December 31, 2010
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2010, the Company has no items that represent comprehensive loss. For the year ended December 31, 2009, the only components of comprehensive loss were foreign currency translation adjustments.

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

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued petroleum revenues, other receivables, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method whereby the Company recognizes oil and natural gas revenue based on the amount of oil and gas sold to purchasers when title passes, the amount is determinable and collection is reasonably assured. Actual sales of oil and gas are based on sales, net of the associated volume charges for processing fees and for costs associated with delivery, transportation, marketing, and royalties in accordance with industry standards. Operating costs and taxes are recognized in the same period in which revenue is earned.

Comparative Figures

Certain numbers have been restated to conform to the current year’s presentation.

F–7

Eden Energy Corp.
December 31, 2010
Notes to the Consolidated Financial Statements

3.	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development costs are summarized as follows:

	December 31, 2010			December 31, 2009
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,657,588	1,657,588	–	1,656,563	1,656,563
Exploration costs	–	22,787,157	22,787,157	–	22,919,312	22,919,312
Less:
Accumulated depletion	–	(2,404,280)	(2,404,280)	–	(2,002,490)	(2,002,490)
Accumulated impairment charges	–	(20,335,988)	(20,335,988)	–	(19,691,285)	(19,691,285)

	–	1,704,477	1,704,477	–	2,882,100	2,882,100
Unproven Properties

Acquisition costs	60,320	3,126,986	3,187,306	60,320	3,126,986	3,187,306

Exploration costs	2,049,836	4,507,654	6,557,490	2,045,186	4,507,654	6,552,840

Less:
Accumulated impairment charges	(2,110,156)	(7,634,640)	(9,744,796)	(1,462,241)	(7,634,640)	(9,096,881)
	–	–	–	643,265	–	643,265
Net Carrying Value	–	1,704,477	1,704,477	643,265	2,882,100	3,525,365

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the year ended December 31, 2010 of $401,790 (2009 - $586,754) was recorded in the U.S. cost center and $nil (2009 -$nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the year ended December 31, 2009, the Company’s proven property costs (consisting of the Ant Hill Property) were considered impaired primarily as a result of the decline in gas prices resulting in a $312,554 (2009 - $1,721,598) non-cash impairment charge.

Impairment charges – Unproven Properties

During the year ended December 31, 2010, the Company’s unproven property costs were considered impaired resulting in a $647,915 (2009 -$nil) non-cash impairment charge.

F–8

Eden Energy Corp.
December 31, 2010
Notes to the Consolidated Financial Statements

5.	Asset Retirement Obligations

Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs estimated to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. A reconciliation between the estimated opening and closing asset retirement obligations balance is provided below:

	December 31,	December 31,
	2010	2009
	$	$
Beginning balance	247,917	233,925
Liabilities incurred	–	–
Accretion	21,088	13,992
Ending balance	269,005	247,917

6.	Related Party Transactions

(a)

The Company entered into a management agreement dated September 1, 2004, as amended May 1, 2006, February 1, 2006, December 21, 2006, and January 1, 2008, with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a fee of Cdn$20,392 per month. During the year ended December 31, 2010, management fees of $244,465 (2009 - $213,977) were incurred.

(b)

The Company entered into a management agreement dated May 1, 2005, as amended February 1, 2006, December 21, 2006, and January 1, 2008 with a director and officer of the Company. Under the terms of the amended agreement, the Company agreed to pay Cdn$13,594 per month. During the year ended December 31, 2010, management fees of $162,966 (2009 - $143,190) were incurred.

	(c)	During the year ended December 31, 2010, salaries of $142,979 (2009 – $151,044) were paid to an officer of the Company and recorded under general and administrative expenses.

Refer to Note 7.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

7.	Loan Payable

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets. Funds drawn on the loan bear interest at 20% per annum, payable quarterly, commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest was to be made on the earlier of October 5, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. On October 15, 2010, the Company entered into an amendment to the Loan agreement to extend the due date for the Loan to April 5, 2011. As at December 31, 2010 $47,671 (2009 - $45,954) in accrued interest is owing on this loan. During the year ended December 31, 2010, the Company paid $198,283 in interest.

8.	Commitments

The Company entered into a Drilling and Development Agreement with EnCana Oil & Gas (USA), Inc. (“EnCana”) obliging the Company to conduct a continuous drilling program through future summer drilling seasons on the Ant Hill Property. Management estimated the program would consist of a minimum of six wells per season at a cost of approximately $1,500,000 per well. Due to the significant deterioration in natural gas selling prices in the Company’s project area and the lack of capital, the Company suspended drilling operations for the 2009 drilling season. On August 12, 2009 the Company finalized negotiations with EnCana whereby EnCana agreed to extend the commencement date of the continuous drilling program to no later than July 1, 2010 and reimburse the Company $337,643 for their portion of Ant Hill pipeline and water gathering system costs. In addition the Company and EnCana agreed to amend numerous terms of the Drilling and Development Agreement including to provide for the Company to pay actual water gathering and disposal costs, and for EnCana to construct future well connect facilities. In the event the Company did not commence drilling in 2010 and unless negotiated otherwise, the Company’s current Drilling and Development Agreement and ability to drill future wells would terminate, and the Company would retain its interests in the current wells and properties earned to date. On June 30, 2010 the Company provided notice to EnCana that it would not drill additional earning wells nor continue the drilling program on the Ant Hill Unit in Colorado thus terminating its Drilling and Development Agreement effective July 1, 2010. On July 26, 2010 Koch Exploration Company LLC was designated Unit Operator of the Ant Hill Unit assuming all rights, duties and obligations of EnCana.

F–9

Eden Energy Corp.
December 31, 2010
Notes to the Consolidated Financial Statements

9.	Capital Stock

On January 7, 2010, the Company effected a 1:5 reverse stock-split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 49,467,856 shares of common stock to 9,893,563 shares of common stock. On August 31, 2010, the Company increased the authorized share capital to 200,000,000 shares of common stock with a par value of $0.001.

On March 8, 2011, the Company effected a 1:5 reverse stock-split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 200,000,000 shares of common stock with a par value of $0.001 to 40,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 9,893,563 shares of common stock to 1,978,894 shares of common stock.

All share amounts have been retroactively adjusted for all periods presented in the financial statements reflecting the above reverse stock splits.

During the year ended December 31, 2009 and 2010, no shares were issued.

Stock Options

Effective May 1, 2005, the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 120,000 shares of common stock. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed five years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company. Effective December 20, 2007 the Company amended its stock option plan (the “Amended 2004 Stock Option Plan”) to issue up to 171,053 shares of common stock.

During the year ended December 31, 2010 the Company did not grant any stock options and options to acquire 18,000 common shares at $62.50 per share expired.

At December 31, 2010, 102,000 stock options remained outstanding at prices between $15.00 and $62.50 per share, expiring between February 28, 2011 and January 22, 2013.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise Price	Contractual Life	Value
Outstanding, December 31, 2008	140,640	$39.25	2.69	$–
Expired/Cancelled	(20,640)	32.30
Outstanding, December 31, 2009	120,000	40.30	1.90	–
Expired	(18,000)	62.50
Outstanding, December 31, 2010	102,000	$36.40	1.17	$–

There were no unvested stock options at either December 31, 2010 or 2009..

Share Purchase Warrants

The following table summarizes the continuity of the Company’s warrants:

	Number	Weighted
	of	Average
	Shares	Exercise Price
Balance, December 31, 2008	642,127	$103.25
Expired	(642,127)	103.25
Balance, December 31, 2009	–	$–
Balance, December 31, 2010	–	$–

F–10

Eden Energy Corp.
December 31, 2010
Notes to the Consolidated Financial Statements

10.	Restricted Cash

As at December 31, 2010 restricted cash consists of $32,676 (CAD$32,500) (2009 - $61,423) for security for corporate credit cards.

11.	Contingency

a)

On January 5, 2010 the Company received a Writ of Notice, a Statement of Claim, and a Garnishing Order Before Judgement relating to its past office premises and lease termination made on September 9, 2009 claiming arrears rent and accelerated rent overdue of $109,273 plus damages. The Company filed a statement of defense disputing the claims on February 1, 2010 and while the matter still continues, the outcome at this time is not determinable. The loss, if any, from the outcome of the above, could include the claim of $109,273 plus costs and damages, less an approximate $49,500 held as a rent deposit and will be recorded in the period when such determination or settlements, if any, are made.

b)

The Company entered into an Indemnity Agreement dated December 1, 2010, whereby the Company agreed to indemnify a private company wholly-owned by the President of the Company, for rental and related expenses that may be incurred in relation to a lease for office premises.

12.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $30,032,000, which commence expiring in 2025. Pursuant to ASC 740, the Company is required to compute tax assets for net operating losses for tax purposes carried forward. Potential tax assets arising from net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2010 and 2009, the valuation allowance established against the tax effected deferred tax assets decreased by $3,099,000 and increased by $966,000, respectively. The components of the net deferred tax asset at December 31, 2010 and 2009, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2010	2009
	$	$
Deferred tax asset (liability)
- Oil and gas assets	2,976,000	7,811,000
- Property and equipment	307,000	362,000
- Stock-based compensation	808,000	809,000
- Net operating losses	10,585,000	8,793,000
- Less valuation allowance	(14,676,000)	(17,775,000)
Net deferred tax asset	–	–

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes. The difference results from the following:

	2010	2009
	$	$
Earnings (loss) before taxes	(1,990,000)	(2,835,000)
Statutory rate	35%	35%

Computed expected tax recovery	(697,000)	(992,000)
Previously unrecognized tax assets	–	26,000
Increase in deferred tax assets as a result of amended 2008 tax return	3,819,000	–
Other	(23,000)	–
Change in valuation allowance	(3,099,000)	966,000
Reported income taxes	–	–

The Company has filed all prior year income tax returns in the United States and to 2007 in Canada. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

F–11

Eden Energy Corp.
December 31, 2010
Supplementary Information
(unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

	December 31,	December 31,
	2010	2009
Proved oil and gas properties	$24,444,745	$24,575,875
Unproved oil and gas properties	9,744,796	9,740,146
Less accumulated depletion and impairment	(32,152,914)	(30,790,656)
Less recovery on Noah prospect	(332,150)	–
Net capitalized costs	$1,704,477	$3,525,365

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	December 31, 2010			December 31, 2009
	Canada	United	Total	Canada	United	Total
		States			States
Property Acquisition Costs:
Proved costs	$–	$1,025	$1,025	$–	$15,342	$15,342
Unproved costs	–	–	–	(2,251)	–	(2,251)

	$–	$1,025	$1,025	$(2,251)	$15,342	$13,091
Exploration Costs:
Proved costs	$–	$(132,155)	$(132,155)	$–	$432,210	$432,210
Unproved costs	4,650	–	4,650	448	–	448
	$4,650	$(132,155)	$(127,505)	$448	$432,210	$432,658

Results of Operations from Oil and Gas Producing Activities - United States

	December 31,	December 31,
	2010	2009
Revenue	$1,156,884	$1,050,170
Production costs	(611,272)	(502,803)
Depletion, depreciation and amortization	(435,916)	(634,943)
Impairment of oil and gas property	(960,469)	(1,721,598)
Results of operations from producing activities (excluding corporate overhead and interest)	$(850,773)	$(1,809,174)

F–12

Eden Energy Corp.
December 31, 2010
Supplementary Information
(unaudited)

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

Future cash flows are computed by applying the average of the price received at the first of each month for the year 2010 for natural gas and oil to period end quantities of proved natural gas and oil reserves. The average of the market prices used for the standardized measures below were $69.10/barrel for liquids, $60.18/barrel for natural gas liquids (“NGL”) and $3.91/Mcf for gas. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

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

Proved Oil and Gas Reserve Quantities

	December 31,	December 31,
	2010	2009
	Oil	Oil
	(bbl)	(bbl)
Balance beginning of the year	47,057	65,282
Discoveries	–	–
Revisions of previous estimates	(15,861)	(12,403)
Production	(4,056)	(5,822)
Balance end of the year	27,140	47,057

	Gas	Gas
	(mcf)	(mcf)
Balance beginning of the year	1,497,744	2,204,445
Discoveries	–	–
Revisions of previous estimates	(594,104)	(506,296)
Production	(157,739)	(200,404)
Balance end of the year	745,901	1,497,744

	NGL	NGL
	(bbl)	(bbl)
Balance beginning of the year	45,468	42,962
Discoveries	–	–
Revisions of previous estimates	(21,475)	6,891
Production	(3,839)	(4,385)
Balance end of the year	20,154	45,468

F–13

Eden Energy Corp.
December 31, 2010
Supplementary Information
(unaudited)

Standardized Measure of Discounted Future Net Cash Flow

	December 31,	December 31,
	2010	2009
Future cash inflows	$6,006,827	$8,790,595
Future production and development costs	(2,745,335)	(3,768,825)
Future income tax expenses	(1,141,522)	(1,757,620)
Future net cash flows	2,119,970	3,264,150
10% annual discount for estimated timing of cash flows	(1,012,062)	(1,390,806)
Standardized measure of discounted future net cash flows	$1,107,908	$1,873,344

F–14

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

As of December 31, 2010, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. It should be noted that due to an unprecedented economic downturn, which began in late 2008, management in early 2009 implemented significant rationalizing initiatives within the company in attempts to bring costs in line with the reduced revenues being received and expected in the periods ahead. As the effectiveness of the company’s controls and procedures was to a degree dependent on a level of personnel and operations prior to rationalizing efforts, it is possible managements rationalizing initiatives consequently affected these controls. Through the subsequent periods and the year covered by this report, due to these rationalizing efforts, senior management became more directly involved with all aspects of company operations and processes. Based on the foregoing, our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) believe that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management believes that, as of December 31, 2010, our internal control over financial reporting was still effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process, which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our year ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President and Director	53	May 14, 2004
Drew Bonnell	Chief Financial Officer, Secretary, Treasurer and Director	54	May 14, 2004
John Martin	Director	54	August 31, 2004
Ralph Stensaker	Director	51	June 11, 2007
Larry Kellison	Chief Operating Officer	56	May 1, 2006

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

From 1997 to divestiture in 2006, Mr. Bonnell served as president and director of a private BC based company with business interests in Whistler Canada. From December 17, 2009 Mr. Bonnell has served as chief financial officer, secretary and a director of Coronado Corp. an early stage start up company incorporated in Nevada. (the common shares of which are registered under the Securities Exchange Act of 1934 and quoted on the OTC Bulletin Board). Mr. Bonnell serves as President and Director of Pannonia Ventures Corp., which effective November 23, 2010 was accepted as a Capital Pool Company pursuant to provisions of the TSX Venture Exchange and the BCSC and ASC. (the common shares of which are quoted on the TSX Venture Exchange effective February 10, 2011).

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2010 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

During fiscal 2010 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2010 and 2009; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Donald Sharpe President and Director(1)	2010 2009	244,462 213,977	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	244,462 213,977
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	2010 2009	162,966 143,190	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	162,966 143,190
Larry Kellison, Chief Operating Officer(3)	2010 2009	142,979 151,044	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	142,979 151,044

(1)	Mr. Sharpe was appointed the President and a director of our company on May 14, 2004.

(2)	Mr. Bonnell was appointed the Chief Financial Officer, Secretary, Treasurer and Director of our company May 14, 2004.

(3)	Mr. Kellison was appointed the Chief Operating Officer of our company on May 1, 2006.

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

A management fee expense of $244,462 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company for the year ended December 31, 2010. We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of CDN$20,392 per month pursuant to an amended management agreement dated December 21, 2007, effective January 1, 2008. During the twelve period ended December 31, 2009, we paid D. Sharpe Management Inc. an aggregate amount of $213,977 for employment services rendered by Donald Sharpe.

A management fee expense of $162,966 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2010. We pay Drew Bonnell, our chief financial officer and a director of our company, a management fee of CDN$13,594 per month, pursuant to an amended management consulting agreement dated December 21, 2007, effective January 1, 2008, in consideration for management services rendered by Drew Bonnell. During the twelve period ended December 31, 2009, we paid Drew Bonnell an aggregate amount of $143,190 for employment services rendered by him.

A management fee expense of $142,979 was charged by Larry Kellison in his role as chief operating officer of our company for the year ended December 31, 2010. We pay Larry Kellison, our chief operating officer, a management fee of $12,587 per month, pursuant to an Executive Employment Agreement dated December 21, 2007, effective January 1, 2008. During the twelve period ended December 31, 2009, we paid Larry Kellison an aggregate amount of $151,044 for employment services rendered by him.

2010 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2010:

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

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table (table reflects March 11, 2010 1:5 reverse share split):

	Options Awards					Stock Awards
Name	Number of of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald Sharpe President and Director(1)	10,000 10,000	- -	- -	38.50 15.00	Dec 20, 2011 Jan 22, 2013	- -	- -	- -	- -
Drew Bonnell Chief Financial Officer, Secretary, Treasurer and Director(2)	10,000 10,000	- -	- -	38.50 15.00	Dec 20, 2011 Jan 22, 2013	- -	- -	- -	- -
Larry Kellison Chief Operating Officer(3)	6,000 6,000 10,000	- - -	- - -	62.50 38.50 15.00	May 1, 2011 Dec 20, 2011 Jan 22, 2013	- - -	- - -	- - -	- - -

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2010 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2010:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Martin	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ralph Stensaker	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Based on the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2010 in accordance with SFAS 123R, excluding estimated forfeitures and using only actual forfeitures. The assumptions we used for calculating the grant date fair value are set forth in Notes to our consolidated financial statements included in this Annual Report.

(2) As of December 31, 2010, the aggregate number of shares of our Common Stock subject to outstanding option awards held by our non-employee directors was as follows: John Martin, 8,000 shares; and Ralph Stensaker, 8,000 shares (number of shares reflects 1:5 reverse share split effective March 11, 2011)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 29, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	422,956(2)	21.37%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Drew Bonnell Suite 1660, 1055 West Hastings Vancouver, BC V6E 2E9	20,000(3)	1.01%
Ralph Stensaker 403-4885 Kingsway Burnaby, BC V5H 4T2	8,000(4)	0.4%
Larry Kellison 4 Elk Lane Littleton, CO 80127	22,000(5)	1.11%
John Martin 2, rue Thalberg 1201 Geneva, Switzerland	8,009(6)	0.4%
Directors and Executive Officers as a Group(1)	480,965 common shares	24.3%

(1)

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 29, 2011. As of March 29, 2011 there were 1,978,894 shares of our company’s common stock issued and outstanding

(2)	Includes options to acquire an aggregate of 20,000 shares of common stock exercisable within 60 days.

(3)	Includes options to acquire an aggregate of 20,000 shares of common stock exercisable within 60 days.

(4)	Includes options to acquire an aggregate of 8,000 shares of common stock exercisable within 60 days.

(5)	Includes options to acquire an aggregate of 22,000 shares of common stock exercisable within 60 days.

(6)	Includes options to acquire an aggregate of 8,000 shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Over the year ended December 31, 2010, our company incurred management fee expenses in the amount of $407,431 and consulting fee expenses in the amount of $nil.

A management fee expense of $244,462 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company for the year ended December 31, 2010. We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of Cdn$20,392 per month pursuant to an amended management agreement dated December 21, 2007, effective January 1, 2008. During the twelve month period ended December 31, 2009, we paid D. Sharpe Management an aggregate amount of $213,977.

A management fee expense of $162,966 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2010. We pay Drew Bonnell, our chief financial officer and a director of our company, a management fee of Cdn$13,594 per month, pursuant to an amended management consulting agreement dated December 21, 2007, effective January 1, 2007, in consideration for management services rendered by Drew Bonnell. During the twelve period ended December 31, 2009, we paid Drew Bonnell an aggregate amount of $143,190.

A management fee expense of $142,979 was charged by Larry Kellison in his role as chief operating officer of our company for the year ended December 31, 2010. We pay Larry Kellison, our chief operating officer, a management fee of $12,587 per month, pursuant to an Executive Employment Agreement dated December 21, 2007, effective January 1, 2008, in consideration for management services rendered by Larry Kellison. During the twelve period ended December 31, 2009, we paid Larry Kellison an aggregate amount of $151,044.

During the year ended December 31, 2010, the Company recorded stock-based compensation of $nil (2009 - $nil) as management fees to officers and directors.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$30,000(1)	$35,000
Audit Related Fees	$15,000	$18,000
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$45,000	$53,000

(1) This amount is an estimate at the time of filing.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).

3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).

3.5	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2010 (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2010.

(4)	Instruments defining rights of security holders, including indentures

4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).

Exhibit
Number	Description

4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)

(10)	Material Contracts

10.1	Agreement Starlight Oil & Gas LLC and Starlight Operating Company, Inc. effective August 31, 2007 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2007).

10.2	Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.3	Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with Drew Bonnell (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.4	Form of Note and Warrant Amendment Agreement dated January 17, 2008 (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.5	Form of Stock Option Agreement with Donald Sharpe, Drew Bonnell, John Martin, Ralph Stensaker, Larry Kellison, Kim Lloyd, Olga Bespalaja and Paul Mitchell (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.6	Note and Warrant Amendment Agreement dated February 8, 2008 with RAB Special Situations (Master) Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008).

10.7	Form of Note and Warrant Amendment Agreement dated April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

10.8	Executive Employment Agreement between the company and Larry Kellison, executed July 18, 2008 and dated effective January 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2008).

10.9	Amending Agreement between Eden Energy Corp. and D. Sharpe Management Inc., dated effective October 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed on October 18, 2010).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Drew Bonnell

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its

EDEN ENERGY CORP.
(Registrant)

Dated: March 30, 2011	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: March 30, 2011	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2011	/s/ Donald Sharpe
Donald Sharpe
President
(Principal Executive Officer)

Dated: March 30, 2011	/s/ Drew Bonnell
Drew Bonnell
Secretary, Treasurer and CFO
(Principal Financial Officer and Principal
Accounting Officer)

Dated: March 30, 2011	/s/ John Martin
John Martin
Director

Dated: March 30, 2011	/s/ Ralph Stensaker
Ralph Stensaker
Director