Form 10-Q
period 2011-03-31
EDEN ENERGY CORP
filed 2011-05-17
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 1,978,894 common shares issued and outstanding as of May 15, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

March 31, 2011

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$25,998	$281,664
Accrued petroleum revenues	59,503	105,324
Other receivables	18,092	17,724
Prepaid expenses	56,273	58,681
Total Current Assets	159,866	463,393
Oil and gas properties (Note 3)	1,684,820	1,704,477
Restricted cash (Note 9)	30,924	32,676
Equipment, net of depreciation of $64,669 (December 31, 2010 - $61,501)	12,012	15,180
Total Assets	$1,887,622	$2,215,726

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$179,965	$230,880
Loan payable (Note 6)	1,046,575	1,047,671
Total Current Liabilities	1,226,540	1,278,551
Asset retirement obligations (Note 4)	274,415	269,005
Total Liabilities	1,500,955	1,547,556
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ Equity
Preferred Stock: 10,000,000 preferred shares authorized, $0.001 par value None issued	–	–
Common Stock: (Note 8) 40,000,000 shares authorized, $0.001 par value 1,978,894 shares issued and outstanding (December 31, 2010 – 1,978,894)	1,979	1,979
Additional paid-in capital	50,471,582	50,471,582
Deficit	(50,086,894)	(49,805,391)
Total Stockholders’ Equity	386,667	668,170
Total Liabilities and Stockholders’ Equity	$1,887,622	$2,215,726

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Revenue
Oil and gas	$159,536	$378,525
Expenses
Depletion, depreciation and amortization	28,235	90,265
General and administrative	109,329	116,466
Interest expense	49,773	49,880
Management fees	106,950	98,701
Oil and gas operating expenses	89,847	134,043
Production taxes	8,747	20,379
Professional fees	43,612	73,525
Operating expenses	436,493	583,259
Loss before other items	(276,957)	(204,734)
Other items
Loss on foreign exchange	(4,588)	(3,049)
Interest income	42	77
Net loss	(281,503)	(207,706)
Other comprehensive income (loss)
Foreign currency translation adjustment	–	39
Comprehensive loss	$(281,503)	$(207,667)

Basic and diluted loss per share	$(0.14)	$(0.11)
Weighted average number of common shares outstanding – basic and diluted	1,979,000	1,979,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Cash provided by (used in):
Operating Activities:
Net loss from operations	$(281,503)	$(207,706)
Non-cash items:
Depletion, depreciation and amortization	28,235	90,265
Accrued interest on loan payable	(1,096)	621
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	45,821	(70,712)
Other receivables	(368)	6,589
Prepaid expenses and other	2,408	(15,001)
Accounts payable and accrued liabilities	(50,915)	107,200
	(257,418)	(88,744)
Investing Activities:
Restricted cash	–	30,499
Purchase of property and equipment	–	(1,430)
Oil and gas property acquisition and exploration, net	–	11,379
	–	40,448
Financing Activities:
Bank overdraft	–	(58,679)
	–	(58,679)
Effect of exchange rate changes on cash	1,752	39
Decrease in cash and cash equivalents	(255,666)	(106,936)
Cash and cash equivalents, beginning	281,664	341,976
Cash and cash equivalents, ending	$25,998	$235,040
Supplementary disclosure:
Interest paid	$50,411	$48,694
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
March 31, 2011
Notes to the Interim Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements have been prepared by Eden Energy Corp. (the “Company”) in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with the rules and regulations of the Securities and Exchange Commission and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2010.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $50,086,894 since inception including a loss for the current period of $281,503. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the Company’s focus of operations in natural gas production and the related supply and pricing challenges, there may be difficulty in raising further funding. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments, continued accommodation from a related party loan (Note 11), its ability to fund ongoing losses as needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	March 31, 2011			December 31, 2010
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,657,588	1,657,588	–	1,657,588	1,657,588
Exploration costs	–	22,787,157	22,787,157	–	22,787,157	22,787,157
Less:
Accumulated depletion	–	(2,423,937)	(2,423,937)	–	(2,404,280)	(2,404,280)
Accumulated impairment charges	–	(20,335,988)	(20,335,988)	–	(20,335,988)	(20,335,988)
	–	1,684,820	1,684,820	–	1,704,477	1,704,477

Unproven Properties
Acquisition costs	60,320	3,126,986	3,187,306	60,320	3,126,986	3,187,306
Exploration costs	2,049,836	4,507,654	6,557,490	2,049,836	4,507,654	6,557,490
Less:
Accumulated impairment charges	(2,110,156)	(7,634,640)	(9,744,796)	(2,110,156)	(7,634,640)	(9,744,796)
	–	–	–	–	–	–
Net Carrying Value	–	1,684,820	1,684,820	–	1,704,477	1,704,477

Eden Energy Corp.
March 31, 2011
Notes to the Interim Consolidated Financial Statements
(Unaudited)

3.	Oil and Gas Properties (continued)

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the three months ended March 31, 2011 of $19,657 (2010 - $83,264) was recorded in the U.S. cost center and $nil (2010 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the three months ended March 31, 2011 and 2010, none of the Company’s proven property costs were considered impaired.

4.	Asset Retirement Obligations

Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs estimated to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. A reconciliation between the estimated opening and closing asset retirement obligations balance is provided below:

	March 31,	December 31,
	2011	2010
	$	$
Beginning balance	269,005	247,917
Liabilities incurred	–	–
Accretion	5,410	21,088

Ending balance	274,415	269,005

5.	Related Party Transactions

(a)

Under the terms of a management agreement with a private company wholly-owned by the President of the Company, the Company pays a fee of Cdn$20,392 per month. During the three months ended March 31, 2011, management fees of $64,171 (2010 - $59,222) were incurred.

(b)

Under the terms of a management agreement with a director and officer of the Company, the Company pays Cdn$13,594 per month. During the three months ended March 31, 2011, management fees of $42,779 (2010 - $39,479) were incurred.

(c) During the three months ended March 31, 2011, salaries of $37,761 (2010 – $36,448) were paid to an officer of the Company and recorded under general and administrative expenses.

Refer to Note 6.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

6.	Loan Payable

On October 2, 2009, the Company entered into a secured loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets. Funds drawn on the loan bear interest at 20% per annum, payable quarterly, commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest was to be made on the earlier of October 5, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. On October 15, 2010, the Company entered into an amendment to the Loan agreement to extend the due date for the Loan to April 5, 2011, and on April 1, 2011 the due date was further extended to May 5, 2011 (Note 11). Subsequently, the loan was further extended to June 4, 2011. As at March 31, 2011 $46,575 (December 31, 2010 - $47,671) in accrued interest is owing on this loan. During the three months ended March 31, 2011, the Company paid $50,411 (2010 – $48,694) of interest.

Eden Energy Corp.
March 31, 2011
Notes to the Interim Consolidated Financial Statements
(Unaudited)

7.	Contingency

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

8.	Common Stock

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

All share amounts have been retroactively adjusted for all periods presented in the financial statements reflecting the above reverse stock split.

During the three months ended March 31, 2011 and 2010, no shares were issued.

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

During the three months ended March 31, 2011 the Company did not grant any stock options and previously granted options to acquire 24,000 common shares at $62.50 per share expired.

At March 31, 2011, 78,000 stock options remained outstanding at prices between $15.00 and $62.50 per share, expiring between May 1, 2011 and January 22, 2013.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life

Outstanding, December 31, 2010	102,000	$36.40	1.17

Expired/Cancelled	(24,000)	62.50

Outstanding, March 31, 2011	78,000	$28.37	1.23

There were no unvested stock options at March 31, 2011 and 2010.

9.	Restricted Cash

As at March 31, 2011 restricted cash consists of $30,924 (CAD$32,500) (December 31, 2010 - $32,676 (CAD$32,500)) for security for corporate credit cards.

10.	Reclassifications

Certain items presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

Eden Energy Corp.
March 31, 2011
Notes to the Interim Consolidated Financial Statements
(Unaudited)

11.	Subsequent event

The maturity date of the Loan payable was extended to June 4, 2011. The Creditor has advised that additional extensions will be on a month to month basis. Should additional extensions not be provided, and if the Company is not capable of repayment, the Loan’s security, consisting of all of the Company’s assets, may be used to repay the loan. This could significantly impact the continued operation of the Company.

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our", "our company” and "Eden" mean Eden Energy Corp. and/or our subsidiaries, unless otherwise indicated.

General Overview

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004 we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On January 7, 2010 we effected a share consolidation of our authorized and issued and outstanding shares of common stock on a 5 old for 1 new basis, such that our authorized capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock decreased from 49,467,856 shares of common stock to 9,893,563 shares of common stock. On May 20, 2010, our board of directors approved an amendment to our Articles to increase our authorized share capital to 200,000,000 common shares with a par value of $0.001 per share. This increase in authorized capital received approval of the requisite stockholders of our shares at our annual and special meeting held in Vancouver BC, Canada on August 3, 2010. Our authorized capital increased to 200,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On March 8, 2011, our company effected a 5 old for 1 new reverse stock-split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 200,000,000 shares of common stock with a par value of $0.001 to 40,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 9,893,563 shares of common stock to 1,978,894 shares of common stock.

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

Net production from continuing operations for the quarter ended March 31, 2011 was approximately 27,530 Mcfe as compared to approximately 60,000 Mcfe for the quarter ended March 31, 2010. Revenues recognized decreased due to a general decrease in production resulting in revenue of $159,536 for the quarter ended March 31, 2011 as compared to $378,525 for the quarter ended March 31, 2010.

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

In order to continue operating on October 2, 2009 we entered into a loan agreement whereby under certain terms and conditions we could borrow up to a $1,000,000 from D. Sharpe Management Inc., a company owned and controlled by our president and director. As of December 31, 2009 we had borrowed the full amount. Ongoing production related issues and the depressed state of natural gas prices continue to challenge our revenue projections and estimates of operating cash flows.

On October 14, 2010 we disclosed that we had entered into an amendment to the loan agreement with D. Sharpe Management Inc., extending the due date for the loan to April 5, 2011.

On April 1, 2011, we entered into an amending agreement with D. Sharpe Management Inc., wherein the loan has been further extended to May 5, 2011. All other terms of the loan agreement remain unchanged. Subsequently, the maturity date of the Loan payable was extended to June 4, 2011. The Creditor has advised that additional extensions will be on a month to month basis. Should additional extensions not be provided, and if the Company is not capable of repayment, the Loan’s security, consisting of all of the Company’s assets, may be used to repay the loan. This could significantly impact the continued operation of the Company.

Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required when the loan comes due on June 4, 2011, if not earlier. There is uncertainty that further funding can be raised when necessary or that the loan can be extended upon maturity.

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

After the initial four locations were drilled, Eden elected to develop 4 additional 160-acre drilling blocks on acreage outside the existing participation agreements under the same terms, which initiated Eden’s continuing drilling commitment. There are 34 potential 160-acre drilling blocks outside of the existing participation agreements that have not been developed, resulting in 68 potential drilling locations on what is effectively 40-acre spacing. There is also the potential to develop the field on 20-acre spacing, which would provide for another 68 drilling locations. On June 30, 2010 we provided notice to EnCana that we would not drill additional earning wells nor continue the drilling program in Colorado thus terminating our drilling and development agreement effective July 1, 2010. As a result of this election Eden will conduct no further well earning operations in the Ant Hill Unit, but will continue to manage its interests in the current wells and properties earned to date. Properties earned to date include the potential to drill up to 8 offset well locations, one for each of the 8 wells already drilled. This election has not impaired the remaining carrying value of proven reserves.

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

Effective March 1, 2011 we entered into an amendment to the gas marketing agreement with Koch Exploration Company, LLC which provides that the operator shall charge and deduct from production proceeds a fee for the processing and treating of Eden’s gas in an amount equal to Eden’s allocated share, on a volume basis, of the operator’s actual gas plant costs, inclusive.

On February 28, 2011 we received an independent reserve report from MHA Petroleum Consultants Inc., of Lakewood, Colorado, which was effective January 1, 2011. Using an average of 2010 monthly actual received oil and gas prices in accordance with Securities and Exchange Commission (SEC) criteria, net to Eden, the report assigned our eight proved developed producing wells net reserves of approximately 1.03 Bcfe with a pre tax PV10 value of $1.70 million. Our eight associated proved and undeveloped well locations were not included in the SEC report as they are uneconomical to develop using the current SEC reserve criteria. As an alternative evaluation, effective December 31, 2010 in accordance with the current Canadian Oil and Gas Handbook NI 51-101 reserve evaluation criteria, which uses the Sproule December 31, 2010 oil and gas price forecast, MHA Petroleum Consultants Inc. assigned Eden net proved reserves of approximately 5.47 Bcfe with a pre tax PV 10 value of $3.20 million.

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

On September 20, 2010 we received a refund of $332,150 from our joint venture partner relating to road and site reclamation costs which we had prepaid by authorization of expenditure when drilling was initially scheduled to commence. A remaining $25,000 has been held by our partner to cover final site reclamation costs, which all or some may be refunded if final costs are less than $25,000. More detailed information on this project is available in our 2008 and 2009 year end filings.

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

Cash Requirements

Due to our company’s current financial situation, it is challenging for management to comment on plans for the next twelve-month period.

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

The past two years decline in natural gas prices has led to a significant write down in the valuation of our Colorado assets. Ongoing production related issues; increased lease operating and gas gathering costs, and the current depressed state of natural gas prices are challenging our revenue projections and estimates of operating cash flows. We expect cash flows for the next twelve-month period to be in a range of $500,000, which we anticipate will not provide adequate operating cash flow for the period. For the prior year ending December 31, 2010 we had received or accrued approximately $1.156 million from gas, oil, and natural gas liquid sales from our production wells. For the quarter ended March 31, 2011, we had received or accrued $159,536 from gas, oil and natural gas liquid sales from our production wells.

We anticipate we will not have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is uncertainty that further funding can be raised.

Our net cash used in financing activities during the quarter ended March 31, 2011 was $Nil as compared to $58,679 used during the quarter ended March 31, 2010.

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

In order to proceed with past settlement plans and provide working capital, on October 2, 2009 we entered into a loan agreement to borrow the principal sum of up to US$1,000,000 from a company owned and controlled by Donald Sharpe, our president and a director. The loan is secured pursuant to a general security agreement over all of our company’s assets, also dated effective October 2, 2009.

The loan available to us was to be drawn down in an initial draw of $500,000 and, upon the provision of 30 days written notice, further draws of not less than $50,000, to an aggregate maximum of $1,000,000. The initial draw was confirmed received by our company on October 7, 2009 and a subsequent draw of $500,000 was confirmed received on October 21, 2009.

The loan bears interest from the date any funds are advanced to the date of full repayment of all amounts outstanding under the loan, at 20% per annum. Interest is payable quarterly, in arrears, commencing January 5, 2010, and quarterly thereafter, for the initial draw. For subsequent draws, interest shall be payable three months after such draws, in arrears, and quarterly thereafter. The undrawn amount of the loan shall bear interest at the rate of 1% per month, which amount shall be payable quarterly, commencing three months after the date of the loan agreement.

We were required to repay the principal amount of the loan and all accrued and unpaid amounts and interest on the earlier to occur of October 5, 2010, subject to extension upon mutual agreement, or an event of default occurring, as defined in the agreement. This repayment date has now been extended to June 4, 2011. We may prepay the loan in whole or in part, at any time and from time to time without notice, bonus or penalty.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2012 other than office computers, furnishings, and communication equipment as required.

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

Basis of Presentation and Consolidation

The unaudited interim consolidated financial statements have been prepared by our company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with the rules and regulations of the Security and Exchange Commission and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with our company’s audited consolidated financial statements and notes for the year ended December 31, 2010, included in our company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2010.

Our company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Our company has experienced negative cash flows from operations to date and has accumulated losses of $50,084,299 since inception including a loss for the current period of $278,908. To date our company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given our company’s focus of operations in natural gas production and the related supply and pricing challenges, there may be difficulty in raising further funding. The ability of our company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Property and Equipment

Property and equipment is recorded at net cost of $12,012 (2010 - $15,180) less accumulated depreciation of $64,669 (2010 - $61,501). Depreciation is recorded on the straight-line basis over five years.

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

Loss Per Share

Our company computes net loss per share in accordance with ASC 260 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 78,000 as of May 15, 2011. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended March 31, 2011 and 2010, the only components of comprehensive income (loss) were foreign currency translation adjustments.

Financial Instruments

Our company’s financial instruments consist principally of cash and cash equivalents, accrued petroleum revenues, other receivables, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the quarter ended March 31, 2011 our company recognized amortization expense of $Nil.

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

Recently Issued Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Going Concern

In 2008 we commenced receiving revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes as at December 31, 2008, we moved from an exploration stage company to an operating company. However, due to early production instability with our new gas wells in the White River Dome field and a dramatic decline in gas selling prices through 2008, 2009 and into 2010, we continue to have operating losses and do not have substantial positive cash flow from our operating activities. Based on the current level of natural gas prices and the outlook ahead, we anticipate an operating cash short fall within the next twelve month period. Reserve based debt financing for further development became unavailable to us due to the decline in natural gas selling prices from prior levels and effective July 1, 2010 our drilling and development agreement in Colorado was terminated. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through debt financing from our directors, although we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors. We currently do not have any firm arrangements in place for any future debt or equity financing. On October 14, 2010 we agreed with our company president to an extension to his company’s $1 million loan to April 5, 2011, and subsequently, the loan was further extended until June 4, 2011. Though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations. We have reduced overhead costs where possible in attempt to match anticipated future revenues; however ongoing commitments and a certain level of fixed costs make further reductions challenging to realize.

Results of Operations – Three Months Ended March 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2011, which are included herein.

Our operating results for the three months ended March 31, 2011, for the three months ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Change Between Three Month Period Ended March 31, 2011 and March 31, 2010
Revenue	$ 159,536	$ 378,525	$ (218,989)
Depletion, depreciation and amortization	28,235	90,265	(62,030)
General and administrative	109,329	116,466	(7,137)
Interest expense	49,773	49,880	(107)
Impairment loss on oil and gas properties	Nil	Nil	Nil
Management fees	106,950	98,701	8,249
Oil and gas operating expenses	89,847	134,403	(44,556)
Production taxes	8,747	20,379	(11,632)
Professional Fees	43,612	73,525	(29,913)
Other income(loss)
Gain (loss) on foreign exchange	(4,588)	(3,049)	(1,539)
Interest income	42	77	(35)
Net loss	(281,503)	(207,706)	73,797

Our accumulated losses increased to $50,084,299 as of March 31, 2011. Our financial statements report a net loss of $278,908 for the three month period ended March 31, 2011 compared to a net loss of $207,706 for the three month period ended March 31, 2010. Our losses have increased slightly over the comparative quarter primarily as a result of rationalization initiatives offset by a larger decrease in revenue received or accrued in oil and gas. Our company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $28,235 during the three months ended March 31, 2011, compared to $90,265 for the three months ended March 31, 2010. The depletion rate for Colorado production for the three months ended March 31, 2010 was $0.71/mcfe.

Our total liabilities as of March 31, 2011 were $1,500,955 as compared to total liabilities of $1,547,556 as of December 31, 2010. The $46,601 decrease was due to a decrease in loan payables from $1,047,671 as at December 31, 2010 to $1,046,575 as at March 31, 2011 and in a decrease in accounts payable from $230,880 as at December 31, 2010 to $179,965 as at March 31, 2011.

During the three month period ended March 31, 2011 we expended $Nil on exploration, development and acquisition of our oil and gas properties as compared to a recovery of net $11,379 during the three month period ended March 31, 2010. Of this amount $Nil was attributable to acquisition costs (2010 - $Nil), and $Nil (2010 -$11,379 net recovered) was attributable to exploration and development costs incurred during the three months ended March 31, 2011.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2011	2010
Current assets	$159,866	463,393
Current liabilities	1,226,540	1,278,551
Working capital	$(1,066,674)	(815,158)

Cash Flows

	Three Months Ended
	March 31
	2011	2010
Cash flows provided by (used in) operating activities	$(257,418)	(88,744)
Cash flows provided by (used in) investing activities	Nil	40,448
Cash flows provided by (used in) financing activities	Nil	(58,679)
Effect of exchange rate changes on cash	1,752	39
Net increase (decrease) in cash during period	$(255,666)	(106,936)

Operating Activities

Net cash used in operating activities was $257,418 in the three months ended March 31, 2011 compared with net cash used in operating activities of $88,744 in the same period in 2010. The increase in net cash used in operating activities of $168,674 is mainly attributable to an increase in payments on accounts payable and accrued liabilities during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010.

Investing Activities

Net cash provided by investing activities was $Nil in the three months ended March 31, 2011 compared to net cash provided by investing activities of $40,448 in the same period in 2010. The decrease in cash provided by investing activities of $40,448 is mainly attributable to a decrease in oil and gas property recovery of costs, and a decrease in change in restricted cash.

Financing Activities

Net cash used in financing activities was $Nil in the three months ended March 31, 2011 compared to $58,679 used in financing activities in the same period in 2010. The difference in cash used of $58,679 in financing activities is mainly attributed to a repayment of a bank overdraft during the period.

Oil and gas sales volume comparisons for the three months ended March 31, 2011 compared to the three months ended March 10, 2010

For the three months ended March 31, 2011 net production from continuing operations was approximately 27,530 Mcfe as compared to approximately 60,000 Mcfe for the three months ended March 31, 2010. Due to lower production overall we recognized oil and gas sales of approximately $159,536 for the three months ended March 31, 2011 as compared to approximately $378,525 in the same period in 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. It should be noted that due to an unprecedented economic downturn, which began in late 2008, management in early 2009 implemented significant rationalizing initiatives within the company in attempts to bring costs in line with the reduced revenues being received and expected in the periods ahead. As the effectiveness of the company’s controls and procedures was to a degree dependant on a level of personnel and operations prior to rationalizing efforts, it is possible managements rationalizing initiatives consequently affected these controls. Through the subsequent periods and the quarter covered by this report, due to these rationalizing efforts, senior management became more directly involved with all aspects of company operations and processes. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial and principal accounting officer) believe that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $278,908 for the quarter ended March 31, 2011, and cumulative losses of $50,084,299 to March 31, 2011. As of March 31, 2011 we had a working capital deficit of $1,066,674. Other than for possibly a few months where our production rates are higher and commodity prices remain firm, we do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to March 31, 2011, we have incurred aggregate losses of approximately $50,084,299. Our loss from operations for the three months ended March 31, 2011 was $278,908. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil and/or gas wells. Our past Nevada properties and our Alberta properties have been fully impaired and are without proven reserves of oil and gas. We may not establish commercial discoveries on these properties. Our Colorado property is in early stage development drilling and is proving uneconomical for us to continue drilling.

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

Our constating documents authorize the issuance of 40,000,000 shares of common stock with a par value of $0.001 and 10,000,000 shares of preferred stock with a par value of $0.001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

On April 4, 2011, Drew Bonnell resigned as an officer and director of our company. Our board of directors now consists of Donald Sharpe, John Martin and Ralph Stensaker.

Effective April 26, 2011, we appointed Sean R. Dickenson as chief financial officer of our company. We entered into a management consulting agreement with Mr. Dickenson’s company, KDC Services Inc., effective May 1, 2011. Under the terms of the agreement, Sean R. Dickenson will act as chief financial officer of our company with compensation of $5,000 paid monthly until July 31, 2011.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.5	Certificate of Change filed with the Secretary of State of Nevada on December 8, 2009 (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2010).
3.6	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2010 (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2010).
3.7	Certificate of Change filed with the Secretary of State of Nevada on February 25, 2011 (incorporated by reference from our Current Report on Form 8-K filed on March 9, 2011).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).
4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8- K filed on January 23, 2008)
(10)	Material Contracts
10.1	Participation Agreement with Merganser Limited (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).
10.2	Joint Participating Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation dba Cedar Strat Corporation (incorporated by reference from our Current Report on Form 8- K filed on February 21, 2006).**
10.3	Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Donald Sharpe (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

Exhibit	Description
Number
10.4	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).**
10.5	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).
10.6	Stock Option Agreement with Larry Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).
10.7

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).

10.8	Form of Stock Option Agreement with Donald Sharpe, John Martin and Larry Kellison (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).
10.9	Form of Stock Option Agreement with Paul Mitchell, Kim Lloyd and Olga Bespalaja (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).
10.10

Participation Agreement dated February 14, 2007 with Suncor Energy Inc., Grand Banks Energy Corporation and Dejour Energy (Alberta) Ltd. (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007).

10.11

Amended Management Consulting Agreement dated December 21, 2006 and made effective January 1, 2007 with Freestone Energy LLC (incorporated by reference from our Current Report on Form 8-K filed on February 23, 2007).

10.12	Form of Stock Option Agreement with Ralph Stensaker (incorporated by reference from our Current Report on Form 8-K filed on December 22, 2006).
10.13

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with D. Sharpe Management Inc. (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.14

Amended Management Consulting Agreement dated December 21, 2007 and made effective January 1, 2008 with Larry Kellison. (incorporated by reference from our Current Report on Form 8-K filed on December 28, 2007).

10.15	Form of Note and Warrant Amendment Agreement dated January 17, 2008 (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).
10.16

Form of Stock Option Agreement with Donald Sharpe, John Martin, Ralph Stensaker, Larry Kellison, Kim Lloyd, Olga Bespalaja and Paul Mitchell (incorporated by reference from our Current Report on Form 8-K filed on January 23, 2008).

10.17

Note and Warrant Amendment Agreement dated February 8, 2008 with RAB Special Situations (Master) Fund Limited (incorporated by reference from our Current Report on Form 8-K filed on February 14, 2008).

10.18	Form of Note and Warrant Amendment Agreement dated April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).
10.19

Executive Employment Agreement between the company and Larry Kellison executed July 18, 2008 and dated effective January 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2008).

10.20	First Amendment of Agent Operator Agreement 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).
10.21	Fourth Amendment of Drilling and Development Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).

Exhibit	Description
Number
10.22	Letter Agreement with En Cana Oil and Gas (USA) Inc (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).
10.23	Loan Agreement between Eden Energy Corp. and D Sharpe Management Inc., dated effective October 2, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 16, 2009).
10.24	General Security Agreement between Eden Energy Corp. and D Sharpe Management Inc., dated effective October 2, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 16, 2009).
10.25	Amending Agreement with D. Sharpe Management Inc. dated effective October 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed on October 18, 2010)
10.26	Amending Agreement with D. Sharpe Management Inc. dated effective April 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2011)
10.27	Management and Consulting Agreement with KDC Services Inc. dated May 1, 2011 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2011)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).
21	Subsidiaries of the Registrant
21.1	Frontier Exploration Ltd., a Nevada corporation
Southern Frontier Explorations Ltd., a Nevada corporation
Eden Energy (North) Ltd., an Alberta, Canada corporation
Eden Energy Colorado LLC, a Colorado corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Sean Dickenson
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Sean Dickenson

* Filed herewith.

**Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.
(Registrant)

Dated: May 15, 2011	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer)

Dated: May 15, 2011	/s/ Sean R. Dickenson
Sean R. Dickenson
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)