Form 10-Q
period 2011-06-30
EDEN ENERGY CORP
filed 2011-08-15
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 2,325,938 common shares issued and outstanding as of August 15, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and six month period ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

June 30, 2011

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$48,773	$281,664
Accrued petroleum revenues	59,649	105,324
Other receivables	18,864	17,724
Prepaid expenses	50,753	58,681
Total Current Assets	178,039	463,393
Oil and gas properties (Note 3)	1,617,693	1,704,477
Restricted cash (Note 11)	2,000	32,676
Equipment, net of depreciation of $67,640 (December 31, 2010 - $61,501)	8,289	15,180
Total Assets	$1,806,021	$2,215,726

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$537,286	$230,880
Loan payable (Note 6)	1,096,438	1,047,671
Total Current Liabilities	1,633,724	1,278,551
Asset retirement obligations (Note 4)	279,966	269,005
Total Liabilities	1,913,690	1,547,556
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ (Deficit) Equity
Preferred Stock: 10,000,000 preferred shares authorized, $0.001 par value None issued	–	–
Common Stock: (Note 8) 40,000,000 shares authorized, $0.001 par value 2,325,938 shares issued and outstanding (December 31, 2010 – 1,978,894)	2,326	1,979
Additional paid-in capital	50,676,183	50,471,582
Deficit	(50,786,178)	(49,805,391)
Total Stockholders’ (Deficit) Equity	(107,669)	668,170
Total Liabilities and Stockholders’ (Deficit) Equity	$1,806,021	$2,215,726

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenue
Oil and gas	$163,558	$324,554	$323,094	$703,079
Expenses
Depletion, depreciation and amortization	75,649	72,758	103,884	163,023
General and administrative (Note 7)	439,213	93,400	548,543	209,866
Interest expense	50,372	50,605	100,145	100,485
Management fees	157,904	103,038	264,853	201,739
Oil and gas operating expenses	108,422	143,384	198,269	277,427
Production taxes	9,007	15,974	17,754	36,353
Professional fees	20,721	29,566	64,333	103,091
Operating expenses	861,288	508,725	1,297,781	1,091,984
Loss before other items	(697,730)	(184,171)	(974,687)	(388,905)
Other items
(Loss) gain on foreign exchange	(1,586)	2,494	(6,174)	(555)
Interest income	32	84	74	161
Net loss	(699,284)	(181,593)	(980,787)	(389,299)
Other comprehensive income (loss)
Foreign currency translation adjustment	–	–	–	39
Comprehensive loss	$(699,284)	$(181,593)	$(980,787)	$(389,260)

Basic and diluted loss per share	$(0.33)	$(0.09)	$(0.48)	$(0.20)
Weighted average number of common shares outstanding – basic and diluted	2,089,000	1,978,800	2,034,000	1,978,800

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2010

Cash provided by (used in):

Operating Activities:
Net loss from operations	$(980,787)	$(389,299)

Non-cash items:

Depletion, depreciation and amortization	103,884	163,023
Accrued interest on loan payable	48,767	–
Stock based compensation	83,498	–
Accrued interest	–	1,169

Changes in non-cash operating assets and liabilities:

Accrued petroleum revenues	45,675	23,054
Other receivables	(1,140)	5,384
Prepaid expenses and other	7,928	(5,369)
Accounts payable and accrued liabilities	322,856	111,924

	(369,319)	(90,114)

Investing Activities:
Restricted cash	30,676	30,499
Disposal (purchase) of property and equipment	752	(1,430)
Oil and gas property acquisition and exploration, net	–	129,526

	31,428	158,595

Financing Activities:
Proceeds from the sale of common stock	105,000	–
Bank overdraft	–	(58,679)

	105,000	(58,679)

Effect of exchange rate changes on cash	–	39

Increase (decrease) in cash and cash equivalents	(232,891)	9,841

Cash and cash equivalents, beginning	281,664	341,976

Cash and cash equivalents, ending	$48,773	$351,817

Supplementary disclosure:
Interest paid	$50,411	$98,009
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
June 30, 2011
Notes to the Interim Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements of Eden Energy Corp. (the “Company”) have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with the rules and regulations of the Security and Exchange Commission and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2010.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $50,786,178 since inception including a loss for the current period of $980,787. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the Company’s focus of operations in natural gas production and the related supply and pricing challenges, there may be difficulty in raising further funding. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See also Notes 6, 7 and 13.

2.	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development activities are as follows:

	June 30, 2011			December 31, 2010
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$
Proven Properties
Acquisition costs	–	1,657,588	1,657,588	–	1,657,588	1,657,588
Exploration costs	–	22,787,157	22,787,157	–	22,787,157	22,787,157
Less:
Accumulated depletion	–	(2,491,064)	(2,491,064)	–	(2,404,280)	(2,404,280)
Accumulated impairment charges	–	(20,335,988)	(20,335,988)	–	(20,335,988)	(20,335,988)
	–	1,617,693	1,617,693	–	1,704,477	1,704,477

Unproven Properties
Acquisition costs	60,320	3,126,986	3,187,306	60,320	3,126,986	3,187,306
Exploration costs	2,049,836	4,507,654	6,557,490	2,049,836	4,507,654	6,557,490
Less:
Accumulated impairment charges	(2,110,156)	(7,634,640)	(9,744,796)	(2,110,156)	(7,634,640)	(9,744,796)

	–	–	–	–	–	–
Net Carrying Value	–	1,617,693	1,704,477	–	1,704,477	1,704,477

Eden Energy Corp.
June 30, 2011
Notes to the Interim Consolidated Financial Statements
(Unaudited)

3.	Oil and Gas Properties (continued)

All of the Company’s oil and gas properties are located in the United States and Canada.

Depletion expense – Proven Properties

Depletion expense for the six months ended June 30, 2011 of $86,784 (2010 - $148,933) was recorded in the U.S. cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the six months ended June 30, 2011 and 2010, none of the Company’s proven property costs were considered impaired.

4.	Asset Retirement Obligations

Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs estimated to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. A reconciliation between the estimated opening and closing asset retirement obligations balance is provided below:

	June 30,	December 31,
	2011	2010
	$	$
Beginning balance	269,005	247,917
Liabilities incurred	–	–
Accretion	10,961	21,088

Ending balance	279,966	269,005

5.	Related Party Transactions

(a)

Under the terms of a management agreement with a private company wholly-owned by the President of the Company, the Company pays a fee of CDN$20,392 per month. During the six months ended June 30, 2011, management fees of $126,648 (2010 - $121,046) were incurred. At June 30, 2011, the Company owed $82,479 to the President, which is included in accounts payable. Refer to Note 13(b).

(b)

Under the terms of a management agreement with a director and officer of the Company, the Company pays CDN$13,594 per month. During the six months ended June 30, 2011, management fees of $44,707 (2010 - $80,693) were incurred.

(c) During the six months ended June 30, 2011, salaries of $75,522 (2010 – $60,266) were paid to an officer of the Company and recorded under general and administrative expenses.

(d)

Under terms of a management consulting agreement with an officer of the Company, the Company pays $5,000 per month. During the six months ended June 30, 2011, management fees of $10,000 (2010 - $nil) were incurred. At June 30, 2011, the Company owed $12,854 to the officer for fees and expenses, which is included in accounts payable.

Refer to Note 6.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

6.	Loan Payable

On October 2, 2009, the Company entered into a secured loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets. Funds drawn on the loan bear interest at 20% per annum, payable quarterly, commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest was to be made on the earlier of October 5, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. The Company entered into various amendments to extend the due date to July 4, 2011and thereafter on a month to month basis unless notice is given by either party at least one month in advance. Should additional extensions not be provided, and if the Company is not capable of repayment, the Loan’s security, consisting of all of the Company’s assets, may be used to repay the loan. This could significantly impact the continued operation of the Company. As at June 30, 2011 $96,438 (December 31, 2010 - $47,671) in accrued interest is owing on this loan. During the six months ended June 30, 2011, the Company paid $50,411(2010 - $98,009) of interest.

Eden Energy Corp.
June 30, 2011
Notes to the Interim Consolidated Financial Statements
(Unaudited)

7.	Contingency

a)

On January 5, 2010 the Company received a Writ of Notice, a Statement of Claim, and a Garnishing Order Before Judgement relating to its past office premises and lease termination made on September 9, 2009 claiming arrears rent and accelerated rent overdue of $109,273 plus damages. The Company filed a statement of defense disputing the claims on February 1, 2010. On May 13, 2011, the plaintiff was awarded judgement against the Company and during the period ended June 30, 2011, the Company recognized a loss of $338,936 which is included in general and administrative expenses.

b)

The Company entered into an Indemnity Agreement dated December 1, 2010, whereby the Company agreed to indemnify a private company wholly-owned by the President of the Company, for rental and related expenses that may be incurred in relation to a lease for office premises.

8.	Common Stock

a)

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

b)

On May 30, 2011, the Company issued an aggregate of 300,000 units at a price of $0.35 per unit pursuant to a private placement for total proceeds of $105,000. Each unit consists of one share of common stock and one warrant. One warrant is exercisable at $0.60 for a period of 24 months from the date of issuance.

c)

On June 9, 2011, the Company issued 47,000 units at a price of $0.35 per unit pursuant to a debt settlement and subscription agreement with an officer of the Company to settle $16,450 debt outstanding to the officer. Each unit consists of one share of common stock and one warrant. One warrant is exercisable at $0.60 for a period of 24 months from the date of issuance.

9.	Stock Options

Effective May 1, 2005 and amended December 20, 2007, the Company adopted an amended stock option plan to issue up to 171,053 shares of common stock.

On May 17, 2011, the Company adopted a 2011 Stock Option Plan (the “2011 Stock Option Plan”) to issue up to 395,778 shares of common stock. The adoption of the 2011 Stock Option Plan terminates the previous Amended 2004 Stock Option Plan. The plan allows for the granting of share purchase options at a price of not less than fair value of the stock and for a term not to exceed ten years. The total number of options granted to any person shall not exceed 5% of the issued and outstanding common stock of the Company.

During the six months ended June 30, 2011, the Company granted 280,000 stock options with immediate vesting terms to officers and directors to acquire 280,000 common shares at $0.30 per share on or before May 17, 2016. The Company recorded stock based compensation of $83,498, as management expense.

The fair value for stock options granted during the period ended June 30, 2011 were estimated at the granting date using the Black-Scholes option-pricing model.

The weighted average assumptions used are as follows:

	Period Ended	Period Ended
	June 30, 2011	June 30, 2010

Expected dividend yield	0%	–
Risk-free interest rate	1.80%	–
Expected volatility	245%	–
Expected option life (in years)	5	–

During the six months ended June 30, 2011, 82,000 stock options expired and/or were cancelled with exercise prices ranging between $15.00 and $62.50 per share.

Eden Energy Corp.
June 30, 2011
Notes to the Interim Consolidated Financial Statements
(Unaudited)

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, December 31, 2010	102,000	$36.40
Expired/Cancelled	(82,000)	41.35
Granted	280,000	0.30
Outstanding, June 30, 2011	300,000	$2.06	4.63

There were no unvested stock options at June 30, 2011. As at June 30, 2011, the intrinsic value of the outstanding and exercisable stock options was $nil.

10.	Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price
Balance, December 31, 2010	–	–
Issued	347,000	$0.60
Balance, June 30, 2011	347,000	$0.60

Additional information regarding warrants as at June 30, 2011 is as follows:

Number of Warrants	Exercise Price	Expiry Date
300,000	$ 0.60	May 30, 2013
47,000	$ 0.60	June 9, 2013
347,000

11.	Restricted Cash

As at June 30, 2011 restricted cash consists of $2,000 (December 31, 2010 - $32,676 (CDN$32,500)) for security for corporate credit cards.

12.	Reclassifications

Certain items presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

13.	Subsequent Events

(a)

The Company is in the process of applying for the listing of its common shares on TSX Venture Exchange. In conjunction with the Listing Application, the Company intends to carry out a brokered private placement (the "Financing") of 1,200,000 Units at a price of CDN$0.35 per Unit for gross proceeds of CDN$420,000. Each Unit is comprised of one Common Share and one Warrant. Each Warrant will entitle the holder to purchase one additional Common Share for a period of 24 months from the closing of the Financing at a price of CDN$0.60 per Common Share. The Company has agreed to pay to the Agent a commission equal to 8% of the aggregate gross proceeds of the Financing. As additional compensation, the Company agreed to grant agent’s warrant equal to 8% of the aggregate number of Units sold.

(b)

The Company entered into an Amending Management Agreement dated August 2, 2011, with a private company wholly-owned by the President of the Company. Under the terms of the amended agreement, the Company agreed to pay a reduced management fee of Cdn$5,000 per month. Refer to Note 5(a).

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

General Overview

Our company, Eden Energy Corp., was incorporated in the State of Nevada on January 29, 1999, under the name E-Com Technologies Corp. On June 16, 2004 we effected a 2 for 1 stock split of our common stock and our preferred stock. On August 6, 2004 we changed our name to Eden Energy Corp. and increased our authorized capital to 100,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On January 7, 2010 we effected a share consolidation of our authorized and issued and outstanding shares of common stock on a 5 old for 1 new basis, such that our authorized capital decreased from 100,000,000 shares of common stock with a par value of $0.001 to 20,000,000 shares of common stock with a par value of $0.001 and, correspondingly, our issued and outstanding shares of common stock decreased from 49,467,856 shares of common stock to 9,893,563 shares of common stock. On May 20, 2010, our board of directors approved an amendment to our Articles to increase our authorized share capital to 200,000,000 common shares with a par value of $0.001 per share. This increase in authorized capital received approval of the requisite stockholders of our shares at our annual and special meeting held in Vancouver BC, Canada on August 3, 2010. Our authorized capital increased to 200,000,000 shares of common stock having a $0.001 par value and 10,000,000 shares of preferred stock having a $0.001 par value. On March 8, 2011, our company effected a 5 old for 1 new reverse stock-split of the authorized, issued and outstanding common stock. As a result, the authorized share capital decreased from 200,000,000 shares of common stock with a par value of $0.001 to 40,000,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 9,893,563 shares of common stock to 2,325,938 shares of common stock.

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

Net production from continuing operations for the three months ended June 30, 2011 was approximately 24,895 Mcfe as compared to 58,896 Mcfe for the three months ended June 30, 2010. Revenues recognized decreased due to a general decrease in production resulting in revenue of $163,558 for the three months ended June 30, 2011 as compared to $324,554 for the three months ended June 30, 2010.

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

On April 1, 2011, we entered into an amending agreement with D. Sharpe Management Inc., wherein the loan has been further extended to May 5, 2011. All other terms of the loan agreement remain unchanged. The maturity date of the loan payable was extended to July 4, 2011, and thereafter on a month to month basis unless notice is given by either party at least one month in advance. Should additional extensions not be provided, and if our company is not capable of repayment, the loan’s security, consisting of all of our company’s assets, may be used to repay the loan. This could significantly impact the continued operation of our company.

On May 17, 2011 our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 395,778 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Plan.

Awards under our 2011 Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required when the loan comes due. There is uncertainty that further funding can be raised when necessary or that the loan can be extended upon maturity.

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

The past two years decline in natural gas prices has led to a significant write down in the valuation of our Colorado assets. Ongoing production related issues; increased lease operating and gas gathering costs, and the current depressed state of natural gas prices are challenging our revenue projections and estimates of operating cash flows. We expect cash flows for the next twelve-month period to be in a range of $500,000, which we anticipate will not provide adequate operating cash flow for the period. For the prior year ending December 31, 2010 we had received or accrued approximately $1.156 million from gas, oil, and natural gas liquid sales from our production wells. For the three months ended June 30, 2011, we had received or accrued $163,558 from gas, oil and natural gas liquid sales from our production wells.

We anticipate we will not have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is uncertainty that further funding can be raised.

Our net cash provided by financing activities during the three months ended June 30, 2011 was $105,000 as compared to $Nil used during the three months ended June 30, 2010.

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

We were required to repay the principal amount of the loan and all accrued and unpaid amounts and interest on the earlier to occur of October 5, 2010, subject to extension upon mutual agreement, or an event of default occurring, as defined in the agreement. This repayment date was extended to July 4, 2011, and thereafter on a month to month basis unless notice is given by either party at least one month in advance. We may prepay the loan in whole or in part, at any time and from time to time without notice, bonus or penalty.

Estimated Net Expenditures During the Next Twelve Months

Over the next twelve months we expect to expend funds as follows:

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2012 other than office computers, furnishings, and communication equipment as required.

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

Our company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. Our company has experienced negative cash flows from operations to date and has accumulated losses of $50,786,178 since inception including a loss for the current period of $980,787. To date our company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given our company’s focus of operations in natural gas production and the related supply and pricing challenges, there may be difficulty in raising further funding. The ability of our company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Property and Equipment

Property and equipment is recorded at net cost of $8,289 (2010 - $15,180) less accumulated depreciation of $67,640 (2010 - $61,501). Depreciation is recorded on the straight-line basis over five years.

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

Loss Per Share

Our company computes net loss per share in accordance with ASC 260 "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. Shares underlying these securities totaled approximately 647,000 as of August 15, 2011. Diluted loss per share figures are equal to those of basic loss per share for each period since the effects of convertible debt, stock options and warrants have been excluded as they are anti-dilutive.

Other Comprehensive Income (Loss)

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the quarter ended June 30, 2011 and 2010, the only components of comprehensive income (loss) were foreign currency translation adjustments.

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

Debt Issue Costs

In accordance with the Accounting Principles Board Opinion 21 “Interest on Receivables and Payables”, our company recognizes debt issue costs on the balance sheet as deferred charges, and amortizes the balance over the term of the related debt. Our company follows the guidance in the EITF 95-13 “Classification of Debt Issue Costs in the Statement of Cash Flows” and classifies cash payments for debt issue costs as a financing activity. During the quarter ended June 30, 2011 our company recognized amortization expense of $Nil.

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

Going Concern

In 2008 we commenced receiving revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes as at December 31, 2008, we moved from an exploration stage company to an operating company. However, due to early production instability with our new gas wells in the White River Dome field and a dramatic decline in gas selling prices through 2008, 2009 and into 2010, we continue to have operating losses and do not have substantial positive cash flow from our operating activities. Based on the current level of natural gas prices and the outlook ahead, we anticipate an operating cash short fall within the next twelve month period. Reserve based debt financing for further development became unavailable to us due to the decline in natural gas selling prices from prior levels and effective July 1, 2010 our drilling and development agreement in Colorado was terminated. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through debt financing from our directors, although we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors. We currently do not have any firm arrangements in place for any future debt or equity financing. On October 14, 2010 we agreed with our company president to an extension to his company’s $1 million loan to July 4, 2011 and thereafter on a month to month basis. Though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations. We have reduced overhead costs where possible in attempt to match anticipated future revenues; however ongoing commitments and a certain level of fixed costs make further reductions challenging to realize.

Results of Operations – Three Months Ended June 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011, which are included herein.

Our operating results for the three months ended June 30, 2011, for the three months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2011 $	Three Months Ended June 30, 2010 $	Change Between Three Month Period Ended June 30, 2011 and June 30, 2010 $
Revenue	163,558	324,554	(160,996)
Depletion, depreciation and amortization	75,649	72,758	(46,253)
General and administrative	439,213	93,400	345,813
Interest expense	50,372	50,605	(233)
Management fees	157,904	103,038	54,866
Oil and gas operating expenses	108,422	143,384	(34,962)
Production taxes	9,007	15,974	(6,967)
Professional Fees	20,721	29,566	(8,845)
Gain (loss) on foreign exchange	(1,586)	2,494	(4,080)
Interest income	32	84	(52)
Net loss	(669,284)	(181,593)	(466,667)

Our accumulated losses increased to $50,786,178 as of June 30, 2011. Our financial statements report a net loss of $669,284 for the three month period ended June 30, 2011 compared to a net loss of $181,593 for the three month period ended June 30, 2010. Our losses have increase primarily as a result of the accrual of a legal settlement of $338,936 recorded in general and administration. Our company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $75,649 during the three months ended June 30, 2011, compared to $72,758 for the three months ended June 30, 2010. The depletion rate for Colorado production for the three months ended June 30, 2011 was $1.50/mcfe (June 30, 2010 - $1.09/mcfe) .

Results of Operations – Six Months Ended June 30, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2011, which are included herein.

Our operating results for the six months ended June 30, 2011, for the six months ended June 30, 2010 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Change Between Six Month Period Ended June 30, 2011 and June 30, 2010
Revenue	$ 323,094	$ 703,079	$ (379,985)
Depletion, depreciation and amortization	103,884	163,023	(108,283)
General and administrative	548,543	209,866	338,677
Interest expense	100,145	100,485	(340)
Management fees	264,853	207,739	57,114
Oil and gas operating expenses	198,269	277,427	(79,158)
Production taxes	17,754	36,353	(18,599)
Professional Fees	64,333	103,091	(38,758)
Gain (loss) on foreign exchange	(6,174)	(555)	(5,619)
Gain on settlement of debt	1,880	Nil	1,880
Interest income	74	161	(87)
Net loss	(980,787)	(389,299)	(540,464)

As at June 30, 2011, we had $1,633,724 in current liabilities. Our net cash used in operating activities for the six months ended June 30, 2011 was $369,319 compared to $90,114 used in operating activities in the six months ended June 30, 2010. Our accumulated losses increased to $50,786,178 as of June 30, 2011. Our financial statements report a net loss of $980,787 for the six month period ended June 30, 2011 compared to a net loss of $389,299 for the six month period ended June 30, 2010. Our losses have increased primarily as a result of a one-time accrual of $338,936 in legal settlement and a decrease in oil and gas revenue received or accrued. Our company also recognized depletion, depreciation and amortization of its capitalized oil and gas expenditures of $103,884 during the six months ended June 30, 2011, compared to $163,023 for the six months ended June 30, 2010. The depletion rate for Colorado production for the six months ended June 30, 2011 was $1.66/mcfe.

Our total liabilities as of June 30, 2011 were $1,913,690 as compared to total liabilities of $1,547,556 as of December 31, 2010. The $366,134 increase was largely due to an increase in accounts payable from $230,880 as at December 31, 2010 to $537,286 as at June 30, 2011.

During the six month period ended June 30, 2011 we expended $Nil on exploration, development and acquisition of our oil and gas properties as compared to a net recovery of $129,526 received during the six month period ended June 30, 2010. Of this amount $2,629 was attributable to acquisition costs and $132,155 net recovered was attributable to exploration and development costs incurred during the six months ended June 30, 2010.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2011	2010

Current assets	$178,039	463,393
Current liabilities	1,633,724	1,278,551
Working capital	$(1,455,685)	(815,158)

Cash Flows

	Six Months Ended
	June 30
	2011	2010
Cash flows provided by (used in) operating activities	$(369,319)	(90,114)
Cash flows provided by (used in) investing activities	31,428	158,595
Cash flows provided by (used in) financing activities	105,000	(58,679)
Effect of exchange rate changes on cash	-	39
Net increase (decrease) in cash during period	$(232,891)	9,841

Operating Activities

Net cash used in operating activities was $369,319 in the six months ended June 30, 2011 compared with net cash used in operating activities of $90,114 in the same period in 2010. The increase in net cash used in operating activities of $279,205 is mainly because of an increase in payments on accounts payable and accrued liabilities, as well as a decrease in oil and gas revenue received during the six month period ended June 30, 2011 compared to the six months ended June 30, 2010.

Investing Activities

Net cash provided by investing activities was $31,428 in the six months ended June 30, 2011 compared to net cash provided by investing activities of $158,595 in the same period in 2010. The decrease in cash provided by of $127,167 in investing activities is mainly attributable to one-timer recovery in oil and gas acquisition and exploration activity in the six month period ended June 30, 2010.

Financing Activities

Net cash provided by financing activities was $105,000 in the six months ended June 30, 2011 compared to net cash used in financing of $58,679 in the same period in 2010. The difference in cash provided by of $163,679 in financing activities is mainly attributed to a repayment of a bank overdraft during the period ended June 30, 2010, as well as a financing completed of $105,000 in the six month period ended June 30, 2011.

Oil and gas sales volume comparisons for the six months ended June 30, 2011 compared to the six months ended June 10, 2010

For the six months ended June 30, 2011 net production from continuing operations was 52,425 Mcfe as compared to 118,193 Mcfe for the six months ended June 30, 2010. Due to lower production overall we recognized oil and gas sales of $323,094 for the six months ended June 30, 2011 as compared to $703,079 in the same period in 2010.

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

As of June 30, 2011, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our chief financial officer (also our principal financial and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. It should be noted that due to an unprecedented economic downturn, which began in late 2008, management in early 2009 implemented significant rationalizing initiatives within our company in attempts to bring costs in line with the reduced revenues being received and expected in the periods ahead. As the effectiveness of our company’s controls and procedures was to a degree dependant on a level of personnel and operations prior to rationalizing efforts, it is possible managements rationalizing initiatives consequently affected these controls. Through the subsequent periods and the quarter covered by this report, due to these rationalizing efforts, senior management became more directly involved with all aspects of company operations and processes. Based on the foregoing, our president (also our principal executive officer) and our chief financial officer (also our principal financial and principal accounting officer) believe that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On December 21, 2009 Ontrea Inc. filed an action in the courts of British Columbia, Canada against Eden Canada Holdings Ltd., a registered name of Eden Energy Corp. in Canada, claiming arrears rent and accelerated rent overdue of $109,273 plus damages. Eden Canada Holdings Ltd. filed its Statement of Defense on February 1, 2010. On May 13, 2011, Ontrea was awarded judgement against our company and during the period ended June 30, 2011, our company recognized a loss of $338,936 which is included in general and administrative expenses.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $980,787 for the six months ended June 30, 2011, and cumulative losses of $50,786,178 to June 30, 2011. As of June 30, 2011 we had a working capital deficit of $1,455,685. Other than for possibly a few months where our production rates are higher and commodity prices remain firm, we do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to June 30, 2011, we have incurred aggregate losses of approximately $50,786,178. Our loss from operations for the six months ended June 30, 2011 was $980,787. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

On May 30, 2011, we issued an aggregate of 300,000 units at a price of $0.35 per unit pursuant to a private placement for total proceeds of $105,000. Each unit consists of one share of common stock and one warrant. One warrant is exercisable at $0.60 for a period of 24 months from the date of issuance. We issued the securities to three non-U.S. persons in an offshore transaction relying upon Regulation S and/or Section 4(2) of the Securities Act of 1933.

Effective June 9, 2011, we issued 47,000 units at a price of $0.35 per unit pursuant to a debt settlement with an officer of our company. Each unit consists of one share of common stock and one warrant. One warrant is exercisable at $0.60 for a period of 24 months from the date of issuance. We issued the securities to one U.S. person relying upon Rule 506 of Regulation D of the Securities Act of 1933.

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
10.19

Executive Employment Agreement between our company and Larry Kellison executed July 18, 2008 and dated effective January 1, 2008 (incorporated by reference from our Current Report on Form 8-K filed on July 22, 2008).

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

10.25	Amending Agreement with D. Sharpe Management Inc. dated effective October 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed on October 18, 2010).
10.26	Amending Agreement with D. Sharpe Management Inc. dated effective April 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2011).

Exhibit	Description
Number
10.27	Management and Consulting Agreement with KDC Services Inc. dated May 1, 2011 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2011).
10.28*	2011 Stock Option Plan
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).
21	Subsidiaries of the Registrant
21.1	Frontier Exploration Ltd., a Nevada corporation
Southern Frontier Explorations Ltd., a Nevada corporation
Eden Energy (North) Ltd., an Alberta, Canada corporation
Eden Energy Colorado LLC, a Colorado corporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
31.2*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Sean Dickenson
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
32.2*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Sean Dickenson

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

EDEN ENERGY CORP.
(Registrant)

Dated: August 15, 2011	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer)

Dated: August 15, 2011	/s/ Sean R. Dickenson
Sean R. Dickenson
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)