Form 10-K
period 2011-12-31
EDEN ENERGY CORP
filed 2012-04-20
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $626,815 based on a $0.20 closing price for the Common Stock on June 30, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

6,629,528 as of April 17, 2012

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

Net production from continuing operations in Colorado for the year ended December 31, 2011 was approximately 81,000 Mcfe as compared to approximately 205,000 Mcfe for the year ended December 31, 2010. Revenues recognized decreased due to lower production resulting in revenues received of $459,385 for the year ended December 31, 2011 as compared to $1.156 million for the year ended December 31, 2010. Part of the decline in 2011 was also attributable to the sale of the property effective October 31, 2011.

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

In order to continue operating we entered into a loan agreement whereby under certain terms and conditions we could borrow up to $1,000,000 from a company owned and controlled by our president. As of December 31, 2009 we had borrowed the full amount. Ongoing production related issues and the depressed state of natural gas prices continue to challenge our revenue projections and estimates of operating cash flows. Subsequent to December 31, 2011, the Company repaid $500,000 of this loan. Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required as the loan is in default. There is uncertainty that further funding can be raised when necessary or that the loan can be extended upon maturity. Effectively the loan holder, who is also the sole remaining director and officer, has security over all of the assets of the Company and the Company is reliant upon his continued direction and support.

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

During the year ended December 31, 2011, the Company issued the following shares: 300,000 shares by way of private placement, 47,000 shares by way of debt settlement, and 4,303,590 shares by way of debt settlement.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

We were primarily focused and engaged in managing the White River Dome, Ant Hill Unit Project in Colorado. During the year ended December 31, 2011 we sold our interest in this asset, but retained 50% of our interest in and to all rights below the base of the Iles formation. We expect to monitor industry activity in formations below the Iles formation and may pursue exploration of these rights if we deem them attractive. We will also continue to monitor new exploration projects that may be attractive, subject to financing.

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

In December 2011, the Company completed the sale of its oil and gas asset in Colorado, USA for $500,000 in cash. The Company’s revenues from discontinued operations were $459,385. In total, the Company’s loss from discontinued operations was $984,408. The Company has no remaining oil and gas assets, except for a nominal interest in the underlying mineral rights.

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

To date, with the exception of a minor number of operating months we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $2,387,317 for the year ended December 31, 2011, and cumulative losses of $52,192,708 to December 31, 2011. As of December 31, 2011 we had a working capital deficit of $1,234,333. We do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated. In particular, additional capital may be required in the event that:

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to December 31, 2011, we have incurred aggregate losses of approximately $52,192,708. Our loss from operations for the twelve months ended December 31, 2011 was $2,387,317. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have limited history of revenues from operations and have limited significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company’s operations will be subject to all the risks inherent in and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves, extract the reserves economically, and/or operate on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Item 2.    Properties

Executive Offices

Effective December 1, 2009 our corporate head office is located at 1660, 1055 West Hastings Street, Vancouver, British Columbia V6E 2E9, Canada where we rent approximately 900 sq. ft. of office space for approximately $4,493 monthly (subsequent to December 31, 2011, rent increased to $4,519 monthly). On September 9, 2009, our five year office lease which commenced September 1, 2007 was terminated by the Landlord.

Item 3.    Legal Proceedings

On December 21, 2009 Ontrea Inc. filed an action in the courts of British Columbia, Canada against Eden Canada Holdings Ltd., a registered name of Eden Energy Corp. in Canada, claiming arrears rent and accelerated rent overdue of $109,273 plus damages. Eden Canada Holdings Ltd. filed its Statement of Defense on February 1, 2010. On May 13, 2011, Ontrea was awarded judgement against our company and during the period ended September 30, 2011, our company recognized a loss of $338,936 which is included in our statement of operations for the year ended December 31, 2011. The full amount of $403,957 is included in accounts payable.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
December 31, 2011	$0.22	$0.02
September 30, 2011	$0.51	$0.061
June 30, 2011	$0.51	$0.15
March 31, 2011	$0.35	$0.0138
December 31, 2010	$0.10	$0.03
September 30, 2010	$0.14	$0.035
June 30, 2010	$0.16	$0.06
March 31, 2010	$0.25	$0.03
December 31, 2009	$0.22	$0.03

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Olympia Trust Company, Suite 2300, 125 9Ave SE, Calgary, AB T2G 0P6 (Telephone: (403) 261-0900; Facsimile: (403) 265-1455) is the registrar and transfer agent for our common shares.

On April 17, 2012, the shareholders' list showed 147 registered shareholders and 6,629,528 common shares outstanding and Nil preferred shares outstanding.

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

As at December 31, 2011, we have one compensation plan in place, entitled 2011 Stock Option Plan. On January 7, 2010 we effected a 1:5 reverse share consolidation. The number of options available for grant post January 7, 2010 was reduced to 989,357. On March 8, 2011 we effected a 1:5 share consolidation. The number of options available to grant post March 11, 2011 was reduced to 197,871.

The following table summarizes certain information regarding our equity compensation plans as at December 31, 2011. (The table includes share adjustment for a 1:5 reverse share consolidation effective March 11, 2011):

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	200,000	$2.95	Nil
	200,000	$2.95	Nil

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2011.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2011.

Item 6.    Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

In Colorado, we currently hold an interest in the mineral rights below the Iles formation in 640 gross acres in Rio Blanco county. We have assigned our interests to our partners in the Noah and Cherry Creek projects in Nevada. In Alberta we have not renewed our leases and currently hold no interests. Our current focus of activity is seeking out new business opportunities.

The past three years decline in natural gas prices has led to a significant write down in the valuation of our Colorado assets. Ongoing production related issues; increased lease operating and gas gathering costs, and the current depressed state of natural gas prices are challenging our revenue projections and estimates of operating cash flows. We expect cash flows for the next twelve-month period to be $NIL, which will not provide adequate operating cash flow for the period. For the year ending December 31, 2011 we had received or accrued approximately $459,385 from gas, oil, and natural gas liquid sales from our production wells.

We anticipate we will not have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is uncertainty that further funding can be raised.

Our net cash provided by financing activities during the year ended December 31, 2011 was $105,000 as compared to $58,679 used during the year ended December 31, 2010.

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

In order to continue operating on October 2, 2009 we entered into a loan agreement whereby under certain terms and conditions we could borrow up to $1,000,000 from D. Sharpe Management Inc., a company owned and controlled by our president and director. As of December 31, 2009 we had borrowed the full amount. Ongoing production related issues and the depressed state of natural gas prices continue to challenge our revenue projections and estimates of operating cash flows.

On October 14, 2010 we disclosed that we had entered into an amendment to the loan agreement with D. Sharpe Management Inc., extending the due date for the loan to April 5, 2011.

On April 1, 2011, we entered into an amending agreement with D. Sharpe Management Inc., wherein the loan was further extended to May 5, 2011. All other terms of the loan agreement remain unchanged. The maturity date of the loan payable was extended to July 4, 2011, and thereafter on a month to month basis unless notice is given by either party at least one month in advance.

On October 4, 2011, the loan went into default. Subsequent to year end, the Company repaid $500,000 of this loan.

Over the next twelve months we expect to expend funds as follows:

Estimated Net Expenditures During the Next Twelve Months

$
General, Administrative, and Corporate Expenses	150,000
Interim Loan Interest Expense	50,000
Interim Loan Retirement	500,000
Ant Hill Unit Lease Operating Expenses	Nil
Total	700,000

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

Results of Operations – Twelve Months Ended December 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2011, which are included herein.

Our operating results for the year ended December 31, 2011, for the year ended December 31, 2010 and the changes between those periods for the respective items are summarized as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Change Between Years Ended December 31, 2011 and December 30, 2010
Revenue	$ 459,385	$ 1,156,884	$ (697,499)
Interest income	116	276	(160)
Depletion, Depreciation and amortization	159,426	435,916	276,490
General and administrative	677,377	398,464	(278,913)
Interest expense	202,560	202,337	(223)
Impairment/disposal on oil and gas properties	790,759	960,469	169,708
Management fees	523,478	407,431	(116,047)
Oil and gas operating expenses	277,888	552,071	274,183
Production taxes	25,135	59,201	34,066
Professional fees	135,888	161,178	25,290
Loss on settlement of debt	69,701	-	(69,701)
Foreign exchange on disposition of subsidiaries	-	33,986	(33,986)
Foreign exchange	15,394	(4,190)	19,584
Net loss	$ (2,387,317)	$ (1,990,111)	$ (397,206)

Our accumulated losses increased to $52,192,708 as of December 31, 2011. Our financial statements report a net loss of $2,387,317 for the year ended December 31, 2011 compared to a net loss of $1,990,111 for the year ended December 31, 2010. Our losses have increased primarily as a result of a decrease in revenue of $697,499 over the prior year partially offset by decreases in the following: depletion, depreciation and amortization of $276,490, oil and gas operating of $274,183, and impairment/disposal loss on oil and gas properties of $169,708.

Our total liabilities as of December 31, 2011 were $1,795,309 as compared to total liabilities of $1,547,556 as of December 31, 2010. The increase of $247,753 was primarily due to a general increase in trade payables.

During the year ended December 31, 2011 we spent $NIL on exploration, development and acquisition of our oil and gas properties as compared to $2,666 spent during the year ended December 31, 2010. Of this amount $Nil was attributable to acquisition costs (2010 - $Nil), and $NIL (2010 - $2,666) was attributable to exploration and development costs incurred during the year ended December 31, 2011.

Liquidity and Financial Condition

Working Capital

	At	At
	December 31,	December 31,
	2011	2010
Current assets	$560,975	463,393
Current liabilities	1,795,308	1,278,551
Working capital	$(1,234,333)	(815,158)

Cash Flows

	Year Ended
	December 31
	2011	2010
Cash flows provided by (used in) operating activities	$(396,820)	(487,579)
Cash flows provided by (used in) investing activities	533,426	485,946
Cash flows provided by (used in) financing activities	105,000	(58,679)
Effect of exchange rate changes on cash	Nil	Nil
Net increase (decrease) in cash during period	$241,606	(60,312)

Operating Activities

Net cash used in operating activities was $396,820 in the year ended December 31, 2011 compared with net cash used in operating activities of $487,579 in the same period in 2010.

Investing Activities

Net cash provided by investing activities was $533,426 in the year ended December 31, 2011 compared to net cash provided by investing activities of $485,946 in the same period in 2010. The increase in cash provided of $47,480 in investing activities is mainly attributable to having sold our oil and gas property for proceeds of $500,750 during the year compared to net recoveries of $458,629 in 2010.

Financing Activities

Net cash provided by financing activities was $105,000 in the year ended December 31, 2011 compared to net cash used in financing activities of $58,679 in the same period in 2010. The increase in cash provided of $163,679 in financing activities is mainly attributable to the receipt of $105,000 in private placement proceeds received during the year compared to a repayment of bank overdraft of $58,679 in 2010.

Oil and gas sales volume comparisons for the twelve months ended December 31, 2011 compared to the twelve months ended December 31, 2010

Net production from continuing operations in Colorado for the year ended December 31, 2011 was approximately 81,000 Mcfe as compared to approximately 205,000 Mcfe for the year ended December 31, 2010. Revenues recognized decreased due to lower production received to $459,385 for the year ended December 31, 2011 as compared to $1.56 million for the year ended December 31, 2010.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations

Going Concern

In 2008 we commenced receiving revenues from the White River Dome project and at mid-year we concluded our Nevada exploration projects. Reflecting these operational changes, as at December 31, 2008 we moved from an exploration stage company to an operating company. However, due to early production instability with our new gas wells in the White River Dome field and a dramatic decline in gas selling prices through 2008, 2009 and into 2010, we continue to have operating losses and do not have substantial positive cash flow from our operating activities. Based on the current level of natural gas prices and the outlook ahead, we anticipate an operating cash short fall within the next twelve month period. Reserve based debt financing for further development became unavailable to us due to the decline in natural gas selling prices from prior levels and effective July 1, 2010 our Drilling and Development Agreement in Colorado was terminated. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or through debt financing from our sole director, although we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director. We currently do not have any firm arrangements in place for any future debt or equity financing. On October 14, 2010 we agreed with our company president to various extensions to his company’s $1 million loan to July 4, 2011 and thereafter on a month to month basis. The loan is in default and subsequent to year end, the Company repaid an amount of $500,000. Though we have been successful in the past raising funding, we may not be successful in future in order to maintain operations. We have reduced overhead costs where possible and currently do not have any assets to generate future revenues, ongoing commitments and a certain level of fixed costs make further reductions challenging to realize.

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

22

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eden Energy Corp.

We have audited the accompanying consolidated balance sheets of Eden Energy Corp. as of December 31, 2011 and 2010 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. To date, the Company has not generated profitable operations from its oil and gas business, has incurred significant losses in 2011 and 2010 and further losses are anticipated in 2012. The Company will require additional funds to meet its obligations and the costs of its operations. There is uncertainty that further funding can be raised if and when needed. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 19, 2012

Eden Energy Corp.
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current Assets
Cash	$23,270	$281,664
Restricted cash (Note 7)	500,000	-
Accrued petroleum revenues	–	105,324
Other receivables	6,637	17,724
Prepaid expenses and deposits	31,068	58,681
Total Current Assets	560,975	463,393
Oil and gas properties (Note 4)	1	1,704,477
Restricted cash (Note 10)	–	32,676
Equipment, net of depreciation of $70,916 (2010 - $61,501)	5,015	15,180
Total Assets	$565,991	$2,215,726

Liabilities and Stockholders’ (Deficit)/Equity
Current Liabilities
Accounts payable (Note 6)	$628,049	$230,880
Loan payable (Note 7)	1,167,260	1,047,671
Total Current Liabilities	1,795,309	1,278,551
Asset retirement obligations (Note 5)	–	269,005
Total Liabilities	1,795,309	1,547,556
Contingencies and Commitments (Notes 1, 7 and 8)
Going Concern (Note 1)
Stockholders’ (Deficit)/Equity
Preferred Stock: 10,000,000 preferred shares authorized, $0.001 par value None issued	–	–
Common Stock: (Note 9) 40,000,000 shares authorized, $0.001 par value 6,629,528 (2010 – 1,978,894) shares issued and outstanding	6,630	1,979
Additional paid-in capital	50,956,760	50,471,582
Deficit	(52,192,708)	(49,805,391)
Total Stockholders’ (Deficit)/Equity	(1,229,318)	668,170
Total Liabilities and Stockholders’ (Deficit)/Equity	$565,991	$2,215,726

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Expenses
Depreciation and amortization	9,415	34,126
General and administrative (Note 6 & 8)	209,371	200,223
Interest expense	102,560	102,337
Management fees (Note 6)	186,277	195,564
Professional fees	130,412	161,178
Operating expenses	638,035	693,428
Loss before other items	(638,035)	(693,428)
Other items
Gain (loss) on foreign exchange	15,394	(4,190)
Loss on settlement of debt (Note 9)	(69,701)	–
Loss on settlement of legal claim (Note 8)	(338,936)	–
Foreign exchange gain on dissolution of subsidiaries (Note 2)	–	33,986
Interest income	116	10
Loss from continuing operations	(1,031,161)	(663,622)

Discontinued operations (Note 13)
Loss from discontinued operations (Note 13)	(1,356,155)	(1,326,489)

Net loss and comprehensive loss	$(2,387,317)	$(1,990,111)

Basic and diluted loss per share – continuing operations	$(0.37)	$(0.34)
Basic and diluted loss per share – discontinued operations	$(0.49)	$(0.67)

Weighted average number of common shares outstanding – basic and diluted	2,783,000	1,979,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010

Cash provided by (used in):
Operating Activities:
Net loss for the year:	$(2,387,317)	$(1,990,111)
Non-cash items:
Impairment of oil and gas properties	790,759	960,469
Depletion, depreciation and amortization	159,426	435,916
Accrued interest on loan payable	119,589	1,717
Stock-based compensation	83,498	–
Loss on settlement of debt	69,701	–
Loss on settlement of legal claim	338,936	–
Foreign exchange gain on dissolution of subsidiaries	–	(34,383)
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	105,324	12,833
Other receivables	11,087	(17,724)
Prepaid expenses and other	22,314	1,751
Accounts payable	289,863	141,953
	(396,820)	(487,579)
Investing Activities:
Restricted cash	(467,324)	28,747
Purchase of property and equipment	–	(1,430)
Proceed from sales of equipment and oil and gas properties	500,750	–
Oil and gas property acquisition and exploration, net of recoveries	–	458,629
	33,426	485,946
Financing Activities:
Proceeds from issuance of share capital	105,000	–
Bank overdraft	–	(58,679)
	105,000	(58,679)
Decrease in cash and cash equivalents	(258,394)	(60,312)
Cash , beginning	281,664	341,976
Cash , ending	$23,270	$281,664

Supplementary disclosure:
Interest paid	$80,411	$198,283
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Stockholders’ Equity
From January 1, 2010 to December 31, 2011

					Accumulated	Total
			Additional		Other	Stockholders'
	Common Stock		Paid-in		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income	(Deficiency)

Balance, December 31, 2009	1,978,894	$1,979	$50,471,582	$(47,815,280)	$34,383	$2,692,664

Foreign currency translation adjustment	–	–	–	–	(34,383)	(34,383)

Net loss for the year	–	–	–	(1,990,111)	–	(1,990,111)

Balance, December 31, 2010	1,978,894	1,979	50,471,582	(49,805,391)	–	668,170

Reverse split adjustment	44	–	–	–	–	–
Stock-based compensation	–	–	83,498	–	–	83,498
Private placement	300,000	300	104,700	–	–	105,000
Share for debt	4,350,590	4,351	296,980	–	–	301,331

Net loss for the year	–	–	–	(2,387,317)	–	(2,387,317)

Balance, December 31, 2011	6,629,528	$6,630	$50,956,760	$(52,192,708)	$–	$(1,229,318)

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
December 31, 2011
Notes to the Consolidated Financial Statements

1.	Nature and Continuance of Operations

The Company is involved in oil and gas exploration, development and production activities in Alberta, Canada, and Colorado USA.

The Company’s consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations and has accumulated losses of $52,192,708 since inception including a loss for the current year of $2,387,317 of which $790,759 is related to an impairment loss on disposal of oil and gas properties.

In December 2011, the Company completed the sale of substantially all of its oil and gas asset in Colorado, USA for $500,000 in cash. The Company’s revenues from discontinued operations were $459,385. In total, the Company’s loss from discontinued operations was $1,356,155 including impairment charges. The Company has no remaining oil and gas assets, except for a nominal interest in the underlying mineral rights.

The Company, in prior years had provided specific and general security agreements for a borrowing facility from a company controlled by the President of the Company. During the current year the security holder demanded payment under the loan security agreement and as a consequence $500,000 of proceeds on sale of assets was restricted for payment to the security holder. This amount was paid in January 2012.

The Board of directors has resigned and the President became the sole director and officer of the Company and remains as such to date.

Due to the Company’s loan being in default and the continuing charge on assets under the security agreement, as further discussed in Note 7, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company is wholly dependant on the support of the security holder and its President for continued support financially and for future operations of the Company.

To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan, which is subject to the support of the security holder, is to continue to fund operational cash needs by related party loans and support until such time as new business opportunities arise that warrant raising equity capital.

Under the current circumstances the ability of the Company to continue its operations as a going concern is dependent on direction and support of its president and sole director and the security and debt interests that his company controls.

These financial statements are presented on a going concern basis however should the Company be unable to continue as a going concern the liquidation basis of accounting would be applied. This would not be substantially different in respect of the Company’s current balance sheet as essentially all assets and liabilities at December 31, 2011 are reported at their estimated realizable values.

2.	Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in United States dollars. These financial statements include or included the accounts of the Company and its wholly owned subsidiaries, Frontier Exploration Ltd. (“Frontier”), Southern Frontier Explorations Ltd. (“Southern”), companies incorporated and based in the State of Nevada, Eden Energy (North) Ltd. (“Eden North”), a company incorporated and based in the Province of Alberta, Canada, and Eden Energy Colorado LLC (“Eden Colorado”), a company incorporated and based in the State of Colorado. During the fiscal year ended December 31, 2010, the Company wound up three of its subsidiaries, Frontier, Southern and Eden North. As a result, the Company recognized a net gain of $33,986 in the prior year ended December 31, 2010. All intercompany transactions and balances have been eliminated.

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
December 31, 2011
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

Equipment

Property and equipment is recorded at cost of $75,931 (2010 - $76,681) less accumulated depreciation of $70,916 (2010 - $61,501). Depreciation is recorded on the straight-line basis over five years.

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
December 31, 2011
Notes to the Consolidated Financial Statements

2.	Significant Accounting Policies (continued)

Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2011 and 2010, the Company has no items that represent comprehensive loss.

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

Financial Instruments

The Company’s financial instruments consist of cash, other receivables, prepaids and deposits, accounts payable, and loan payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Management believes that the recorded values of all of the Company’s other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Comparative Figures

Certain numbers have been reclassified to conform to the current year’s presentation.

F–7

Eden Energy Corp.
December 31, 2011
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

4.	Oil and Gas Properties

The Company’s oil and gas acquisition, exploration and development costs are summarized as follows:

	December 31, 2011			December 31, 2010
		United			United
	Canada	States	Total	Canada	States	Total
	$	$	$	$	$	$

Proven Properties
Acquisition costs	–	1	1	–	1,657,588	1,657,588
Exploration costs	–	–	–	–	22,787,157	22,787,157
Less:
Accumulated depletion	–	–	–	–	(2,404,280)	(2,404,280)
Accumulated impairment charges	–	–	–	–	(20,335,988)	(20,335,988)

	–	1	1	–	1,704,477	1,704,477

Unproven Properties
Acquisition costs	–	–	–	60,320	3,126,986	3,187,306
Exploration costs	–	–	–	2,049,836	4,507,654	6,557,490
Less:
Accumulated impairment charges	–	–	–	(2,110,156)	(7,634,640)	(9,744,796)

	–	–	–	–	–	–

Net Carrying Value	–	1	1	–	1,704,477	1,704,477

All of the Company’s oil and gas properties were located in the United States and Canada. During the year ended December 31, 2011, the Company disposed of its interest in its remaining oil and gas property in the United States, but retained 50% of the interest in and to all mineral rights below the base of the Iles formation in 640 acres in Rio Blanco County. The Company left a nominal value of $1 to reflect this remaining interest based on the uncertainty of realization. The disposal of its interest resulted in an impairment loss of $790,759 charged to discontinued operations.

Depletion expense – Proven Properties

Depletion expense for the year ended December 31, 2011 of $150,011 (2010 - $401,790) was recorded in the U.S. cost center and $nil (2010 - $nil) was recorded in the Canadian cost center. None of the Company’s unproven properties are subject to depletion.

Impairment charges – Proven Properties

During the year ended December 31, 2011, the Company’s proven property costs (consisting of the Ant Hill Property) were considered impaired primarily as a result of the sale of the asset. An impairment charge of $790,759 (2010 - $312,554) was recorded.

Impairment charges – Unproven Properties

During the year ended December 31, 2010, the Company’s unproven property costs were considered impaired resulting in a $647,915 non-cash impairment charge.

F–8

Eden Energy Corp.
December 31, 2011
Notes to the Consolidated Financial Statements

5.	Asset Retirement Obligations

Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs estimated to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. A reconciliation between the estimated opening and closing asset retirement obligations balance is provided below:

	December 31,	December 31,
	2011	2010
	$	$
Beginning balance	269,005	247,917
Liabilities incurred	–	–
Accretion	16,657	21,088
Assets disposed of	(285,662)	-
Ending balance	–	269,005

6.	Related Party Transactions

(a)

Under the terms of a management agreement with a private company wholly-owned by the President of the Company, the Company paid a fee of CDN$20,392 per month up to and including the month of August 2011. As of September 1, 2011, this amount was reduced to CDN$5,000 per month. During the year ended December 31, 2011, management fees of $187,432 (2010 - $244,465) were incurred. At December 31, 2011, the Company owed $20,974 to the President for unpaid fees and expenses incurred on behalf of the Company, which is included in accounts payable (Note 8b).

(b)

Under the terms of a management agreement with a former director and officer of the Company, the Company paid CDN$13,594 per month. During the year ended December 31, 2011, management fees of $42,548 (2010 - $162,966) were incurred.

(c)

During the year ended December 31, 2011, salaries of $286,633 (2010 – $142,979) were paid to an officer of the Company and recorded under general and administrative expenses. Included in this amount is $180,000 pursuant to the termination of the employment agreement and included in accounts payable.

(d)

Under terms of a management consulting agreement with a former officer of the Company, the Company paid CDN$5,000 per month. During the year ended December 31, 2011, management fees of $30,000 (2010 - $nil) were incurred. At December 31, 2011, the Company owed $5,318 to the former officer for fees and expenses, which is included in accounts payable.

Refer to Notes 7 and 11.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

7.	Loan Payable

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets. Funds drawn on the loan bear interest at 20% per annum, payable quarterly, commencing three months after receiving the funds. The undrawn amount of the Loan shall bear interest at the rate of 1% per month, payable quarterly commencing three months after the date of the Loan agreement. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest was to be made on the earlier of October 5, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. The Company entered into various amendments to extend the due date to July 4, 2011 and thereafter on a month to month basis unless notice is given by either party at least one month in advance. As at December 31, 2011 $167,260 (2010 - $47,671) in accrued interest is owing on this loan. During the year ended December 31, 2011, the Company paid $80,411 in interest (2010 - $198,283). A portion of interest accrued during the year has been included in discontinued operations as interest on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations.

On October 4, 2011 the loan was called by the lender and was in default and due immediately. As per Clause 7(a) of the Security Agreement relating to this loan, the Company was required to hold in trust and transfer to the loan holder any funds received from the Security Interest until all principle and accrued interest has been paid. Upon the sale of the oil and gas interests as discussed in Note 5, the $500,000 received on the sale has been classified as restricted cash. The $500,000 was paid to the loan holder in January, 2012. Refer to Note 11.

8.	Contingency

a)

On January 5, 2010 the Company received a Writ of Notice, a Statement of Claim, and a Garnishing Order Before Judgement relating to its past office premises and lease termination made on September 9, 2009 claiming arrears rent and accelerated rent overdue of $109,273 plus damages. The Company filed a statement of defence disputing the claims on February 1, 2010. On May 13, 2011, the plaintiff was awarded judgement against the Company and during the year ended December 31, 2011, the Company recognized an additional charge of $338,936 relating primarily to damages awarded. The total amount owing of $403,957 is included in accounts payable.

F–9

Eden Energy Corp.
December 31, 2011
Notes to the Consolidated Financial Statements

b)

The Company entered into an Indemnity Agreement dated December 1, 2010, whereby the Company agreed to indemnify a private company wholly-owned by the President of the Company, for rental and related expenses that may be incurred in relation to a lease for office premises. The lease expires December, 2012 and payments consist of $5,270 per month.

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

During the year ended December 31, 2011, the Company issued the following:

a)

On May 30, 2011, the Company issued an aggregate of 300,000 units at a price of $0.35 per unit pursuant to a private placement for total proceeds of $105,000. Each unit consists of one share of common stock and one warrant. One warrant is exercisable at $0.60 for a period of 24 months from the date of issuance.

b)

On June 9, 2011, the Company issued 47,000 units at a price of $0.35 per unit pursuant to a debt settlement and subscription agreement with an officer of the Company to settle $16,450 debt outstanding to the officer. Each unit consists of one share of common stock and one warrant. One warrant is exercisable at $0.60 for a period of 24 months from the date of issuance.

c)

On November 10, 2011, the Company issued 4,303,590 shares of common stock with a market value of $284,8811 pursuant to debt settlement and subscription agreements with officers and directors of the Company to settle $215,180 of debt outstanding. As a result the Company recorded a loss on debt settlement of $69,701.

During the year ended December 31, 2010, no shares were issued.

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

During the year ended December 31, 2011, the Company granted 280,000 stock options with immediate vesting terms to officers and directors to acquire 280,000 common shares exercisable at $0.30 per share on or before May 17, 2016. The Company recorded stock based compensation of $83,498, as management fee expense.

The fair value for stock options granted during the year ended December 31, 2011 was estimated at the grant date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Expected dividend yield	0%	–
Risk-free interest rate	1.80%	–
Expected volatility	245%	–
Expected option life (in years)	5	–

F–10

Eden Energy Corp.
December 31, 2011
Notes to the Consolidated Financial Statements

9.	Capital Stock (continued)

Stock Options (continued)

During the year ended December 31, 2011, 202,000 stock options expired and/or were cancelled with exercise prices ranging between $0.30 and $62.50 per share. Subsequent to the year end, 80,000 stock options expired and/or were cancelled with an exercise price of $0.30 per share.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, December 31, 2009	120,000	$40.30	1.90
Expired	(18,000)	62.50
Outstanding, December 31, 2010	102,000	36.40	1.17
Expired/Cancelled	(202,000)	19.18
Granted	280,000	0.30
Outstanding, December 31, 2011	180,000	$0.30	4.38

There were no unvested stock options at December 31, 2011. As at December 31, 2011, the intrinsic value of the outstanding and exercisable stock options was $nil.

Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price

Balance, December 31, 2010 and 2009	–	–
Issued	347,000	$0.60
Balance, December 31, 2011	347,000	$0.60

Additional information regarding warrants as at December 31, 2011 is as follows:

Number of Warrants	Exercise Price	Expiry Date
300,000	$ 0.60	May 30, 2013
47,000	$ 0.60	June 9, 2013
347,000

F–11

Eden Energy Corp.
December 31, 2011
Notes to the Consolidated Financial Statements

10.	Restricted Cash

As at December 31, 2011 restricted cash consists of $500,000 (2010 - $NIL) relating to the sale of oil and gas properties as described in Note 7 and $NIL (2010 - $32,676) for security for corporate credit cards.

11.	Subsequent Events

(a)	On January 24, 2012 the Company paid $500,000 in partial repayment of a loan further described in Note 7.

(b)	Stock options to acquire 80,000 common shares at an exercise price of $0.30 per share expired.

12.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of approximately $34,125,000, which commence expiring in 2026. Pursuant to ASC 740, the Company is required to compute tax assets for net operating losses for tax purposes carried forward. Potential tax assets arising from net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2011 and 2010, the valuation allowance established against the tax effected deferred tax assets increased by $853,000 and by $3,099,000, respectively. The components of the net deferred tax asset at December 31, 2011 and 2010, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2011	2010
	$	$
Deferred tax asset (liability)
- Oil and gas assets	2,598,000	2,251,000
- Property and equipment	298,000	293,000
- Stock-based compensation	808,000	808,000
- Net operating losses	11,931,000	11,429,000
- Less valuation allowance	(15,635,000)	(14,781,000)
Net deferred tax asset	–	–

The provision for income tax differs from the amount computed by applying statutory rates to earnings before income taxes. The difference results from the following:

	2011	2010
	$	$
Earnings (loss) before taxes	(2,387,000)	(1,990,000)
Statutory rate	35%	35%

Computed expected tax recovery	(836,000)	(697,000)
Increase in deferred tax assets as a result of amended 2008 tax return	–	3,819,000
Other	(17,000)	(23,000)
Change in valuation allowance	853,000	(3,099,000)
Reported income taxes	–	–

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

F–12

Eden Energy Corp.
December 31, 2011
Notes to the Consolidated Financial Statements

13.	Discontinued Operations

During the year ended December 31, 2011 the Company sold its remaining oil and gas assets and as a result has disclosed the results of its oil and gas asset group as discontinued operations. The results of discontinued operations are summarized below:

	2011	2010
	$	$
Revenue	459,385	1,156,884

Expenses
Depletion and depreciation	150,011	401,790
General and administrative costs	309,070	197,975
Interest	100,000	100,000
Impairment of oil and gas assets	790,759	960,469
Management fees	157,201	211,867
Oil and gas operating expenses	277,888	552,071
Professional fees	5,476	-
Taxes	25,135	59,201

Total Expenses	1,815,540	2,483,373
	(1,356,155)	(1,326,489)

F–13

Eden Energy Corp.
December 31, 2011
Supplementary Information
(unaudited)

Capitalized Costs Related to Oil and Gas Producing Activities

	December 31,	December 31,
	2011	2010

Proved oil and gas properties	$-	$24,444,745
Unproved oil and gas properties	-	9,744,796
Less accumulated depletion and impairment	-	(32,152,914)
Less recovery on Noah prospect	-	(332,150)
Net capitalized costs	$-	$1,704,477

Costs incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

	December 31, 2011			December 31, 2010
	Canada	United	Total	Canada	United	Total
		States			States
Property Acquisition Costs:
Proved costs	$–	$–	$–	$–	$1,025	$1,025
Unproved costs	–	–	–	–	–	–
				$–
	$–	$–	$–		$1,025	$1,025
Exploration Costs:
Proved costs	$–	$–	$–	$–	$(132,155)	$(132,155)
Unproved costs	–	–	–	4,650	–	4,650
	$–	$–	$–	$4,650	$(132,155)	$(127,505)

Results of Operations from Oil and Gas Producing Activities - United States

	December 31,	December 31,
	2011	2010

Revenue	$459,385	$1,156,884
Production costs	(303,023)	(611,272)
Depletion, depreciation and amortization	(150,011)	(435,916)
Impairment of oil and gas property	(790,760)	(960,469)
Results of operations from producing activities (excluding corporate overhead and interest)	$(784,409)	$(850,773)

F–14

Eden Energy Corp.
December 31, 2011
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

Proved Oil and Gas Reserve Quantities

	December 31,	December 31,
	2011	2010
	Oil	Oil
	(bbl)	(bbl)
Balance beginning of the year	27,140	47,057
Discoveries	–	–
Disposals	(25,648)	–
Revisions of previous estimates	–	(15,861)
Production	(1,492)	(4,056)
Balance end of the year	–	27,140

	Gas	Gas
	(mcf)	(mcf)
Balance beginning of the year	745,901	1,497,744
Discoveries	–	–
Disposals	(682,938)	–
Revisions of previous estimates	–	(594,104)
Production	(62,963)	(157,739)
Balance end of the year	–	745,901

	NGL	NGL
	(bbl)	(bbl)
Balance beginning of the year	20,154	45,468
Discoveries	–	–
Disposals	(18,711)	–
Revisions of previous estimates	–	(21,475)
Production	(1,443)	(3,839)
Balance end of the year	–	20,154

F–15

Eden Energy Corp.
December 31, 2011
Supplementary Information
(unaudited)

Standardized Measure of Discounted Future Net Cash Flow

	December 31,	December 31,
	2011	2010
Future cash inflows	$-	$6,006,827
Future production and development costs	-	(2,745,335)
Future income tax expenses	-	(1,141,522)
Future net cash flows	-	2,119,970
10% annual discount for estimated timing of cash flows	-	(1,012,062)
Standardized measure of discounted future net cash flows	$-	$1,107,908

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

As of December 31, 2011, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. It should be noted that due to an unprecedented economic downturn, which began in late 2008, management in early 2009 implemented significant rationalizing initiatives within the Company in attempts to bring costs in line. . As the effectiveness of the Company’s controls and procedures was to a degree dependent on a level of personnel and operations prior to rationalizing efforts, it is possible managements rationalizing initiatives consequently affected these controls. Through the subsequent periods and the year covered by this report, due to these rationalizing efforts, senior management became more directly involved with all aspects of company operations and processes. At December 31, 2011 there remained only one officer in the Company, the others having resigned by the end of the year. However, we maintained an external bookkeeper to assist with the bookkeeping and preparing of the financial statements. Based on the foregoing, our president (also our principal executive officer and chief financial officer) believe that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management believes that, as of December 31, 2011, our internal control over financial reporting was still effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our year ended December 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting, other than that at December 31, 2011 there is only one remaining officer of the Company.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Donald Sharpe	President, Secretary, Chief Financial Officer, and Director	54	May 14, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Donald Sharpe – President, Secretary, Chief Financial Officer and Director

Mr. Sharpe has been the president and a director of our company since May 14, 2004, and the Secretary and Chief Financial Officer since April 4, 2011.

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

In 1994, Mr. Sharpe left Suncor and returned to Vancouver to found and run a number of public companies. Operating under the umbrella of D. Sharpe Management Inc., Mr. Sharpe has consulted to, managed and served as a director of a number of start-up oil and gas companies including Patriot Petroleum Corp., Gemini Energy Inc., Velvet Exploration Inc., Netco Energy Inc. and Nation Energy Ltd. And UNX Energy Corp. From December 17, 2009 Mr. Sharpe has served as president and a director of Coronado Corp., an early stage start up company incorporated in Nevada. (the common shares of which are registered under the Securities Exchange Act of 1934 and quoted on the OTC Bulletin Board).

Mr. Sharpe is a member of the Association of Professional Engineers, Geologists and Geophysicists of Alberta and the Canadian Society of Exploration Geophysicists.

Mr. Sharpe is a significant employee and the loss of this employee would have an adverse impact on our future developments and could impair our ability to succeed.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended December 31, 2011 our only standing committee of the board of directors was our audit committee.

Nomination Process

As of December 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our sole director. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2011 aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.   Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2011 and 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Donald Sharpe(1) President and Director	2011 2010	187,432 244,462	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	187,432 244,462
Drew Bonnell(2) Former Chief Financial Officer, Secretary, Treasurer and Director	2011 2010	42,548 162,966	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	42,548 162,966
Larry Kellison(3) , Forner Chief Operating Officer	2011 2010	286,633 142,979	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	286,633 142,979

(1)	Mr. Sharpe was appointed the President and a director of our company on May 14, 2004, and Secretary and Chief Financial Officer on April 4, 2011.

(2)	Mr. Bonnell was appointed the Chief Financial Officer, Secretary, Treasurer and Director of our company May 14, 2004 and resigned from all positions effective April 4, 2011.

(3)	Mr. Kellison was appointed the Chief Operating Officer of our company on May 1, 2006 and resigned effective September 29, 2011.

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

A management fee expense of $187,432 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company for the year ended December 31, 2011. We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of CDN$5,000 per month pursuant to an amended management agreement effective September 1, 2011. During the year ended December 31, 2010, we paid D. Sharpe Management Inc. an aggregate amount of $244,465 for employment services rendered by Donald Sharpe.

A management fee expense of $42,548 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2011. We paid Drew Bonnell, our chief financial officer and a director of our company, a management fee of CDN$13,594 per month, pursuant to an amended management consulting agreement dated December 21, 2007, effective January 1, 2008, in consideration for management services rendered by Drew Bonnell. During the year ended December 31, 2010, we paid Drew Bonnell an aggregate amount of $162,966 for employment services rendered by him.

A management fee expense of $286,353 was charged by Larry Kellison in his role as chief operating officer of our company for the year ended December 31, 2011. We paid Larry Kellison, our chief operating officer, a management fee of $12,587 per month, pursuant to an Executive Employment Agreement dated December 21, 2007, effective January 1, 2008. During the year ended December 31, 2010, we paid Larry Kellison an aggregate amount of $142,979 for employment services rendered by him.

2010 Grants of Plan-Based Awards

The following table provides information about equity and non-equity awards granted to the named executives in 2011:

GRANTS OF PLAN-BASED AWARDS
Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Donald Sharpe President and Director)	May 17, 2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	100,000	0.30	$29,821
Drew Bonnell(1) Former Chief Financial Officer, Secretary, Treasurer and Director(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Larry Kellison(2) Former Chief Operating Officer(3)	May 17, 2011	Nil	Nil	Nil	Nil	Nil	Nil	Nil	60,000	0.30	$17,892

(1)	Mr. Bonnell resigned as our chief financial officer, secretary, treasurer and as a director on April 4, 2011.

(2)	Mr. Kellison resigned as our chief operating officer September 29, 2011.

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table (table reflects March 11, 2010 1:5 reverse share split):

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Donald Sharpe President and Director	100,000	-	-	0.30	May 17, 2016	-	-	-	-
Drew Bonnell(1) Former Chief Financial Officer, Secretary, Treasurer and Director	10,000 10,000	- -	- -	38.50 15.00	Dec 20, 2011 Jan 22, 2013	- -	- -	- -	- -
Larry Kellison(2) Former Chief Operating Officer	-	-	-	-	-	-	-	-	-

(1)	Mr. Bonnell resigned as our chief financial officer, secretary, treasurer and as a director on April 4, 2011.

(2)	Mr. Kellison resigned as our chief operating officer September 29, 2011.

Option Exercises and Stock Vested

During our Fiscal year ended December 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

The following table sets forth a summary of the compensation paid to our non-employee directors in 2011:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Martin(3)	Nil	Nil	11,928	Nil	Nil	Nil	11,928
Ralph Stensaker(4)	Nil	Nil	11,928	Nil	Nil	Nil	11,928

(1) Based on the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2011 in accordance with SFAS 123R, excluding estimated forfeitures and using only actual forfeitures. The assumptions we used for calculating the grant date fair value are set forth in Notes to our consolidated financial statements included in this Annual Report.

(2) As of December 31, 2011, the aggregate number of shares of our Common Stock subject to outstanding option awards held by our non-employee directors was as follows: Ralph Stensaker, 40,000 shares.

(3) Mr. Martin resigned as a director of our company on September 30, 2011.

(4) Mr. Stensaker resigned as a director of our company on October 5, 2011.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 13, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Donald Sharpe 1281 Eldon Road North Vancouver, BC V7R 1T5	3,595,452 common shares (2)	53.42%
Directors and Executive Officers as a Group(1)	3,595,452 common shares	53.42%
Sean Dickenson 990 Jefferson Avenue West Vancouver BC V7T 2A4	670,000 common shares	10.11%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 13, 2012. As of April 13 2012 there were 6,629,528 shares of our company’s common stock issued and outstanding

(2)	Includes options to acquire an aggregate of 100,000 shares of common stock exercisable within 60 days.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Over the year ended December 31, 2011, our company incurred management fee expenses in the amount of $259,980 and consulting fee expenses in the amount of $nil.

A management fee expense of $187,432 was charged by D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company for the year ended December 31, 2011. We pay D. Sharpe Management Inc., a company wholly-owned by Donald Sharpe, our president and a director of our company, a management fee of Cdn$5,000 per month pursuant to an amended management agreement effective September 1, 2011. During the year ended December 31, 2010, we paid D. Sharpe Management an aggregate amount of $244,465.

A management fee expense of $42,548 was charged by Drew Bonnell in his role as chief financial officer and director of our company for the year ended December 31, 2011. We paid Drew Bonnell, our former chief financial officer and a former director of our company, a management fee of Cdn$13,594 per month, pursuant to an amended management consulting agreement dated December 21, 2007, effective January 1, 2007, in consideration for management services rendered by Drew Bonnell. During the year ended December 31, 2010, we paid Drew Bonnell an aggregate amount of $162,966.

A management fee expense of $286,633 was charged by Larry Kellison in his role as chief operating officer of our company for the year ended December 31, 2011. We paid Larry Kellison, our former chief operating officer, a management fee of $12,587 per month, pursuant to an Executive Employment Agreement dated December 21, 2007, effective January 1, 2008, in consideration for management services rendered by Larry Kellison. During the year ended December 31, 2010, we paid Larry Kellison an aggregate amount of $142,979.

During the year ended December 31, 2010, the Company recorded stock-based compensation of $83,498 (2010 - $nil) as management fees to officers and directors.

Director Independence

We currently act with one (1) director, consisting of Donald Sharpe.

Currently our audit committee consists of our sole director. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

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

Item 14.   Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2011 and for fiscal year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2010	December 31, 2011
Audit Fees	$25,500	$18,000
Audit Related Fees	$15,000	$12,000
Tax Fees	$Nil	$Nil
All Other Fees	$Nil	$Nil
Total	$40,500	$30,000

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

Exhibit
Number	Description

10.7	Form of Note and Warrant Amendment Agreement dated April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

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

*                   Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its

EDEN ENERGY CORP.
(Registrant)

Dated: April 19, 2012	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 19, 2012	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)