Form 10-Q
period 2012-03-31
EDEN ENERGY CORP
filed 2012-05-15
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

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
6,629,528 common shares issued and outstanding as of May 10, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three month period ended March 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.

Consolidated Financial Statements
(Expressed in United States dollars)

March 31, 2012

(Unaudited)

Eden Energy Corp.
Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash	$5,459	$23,270
Restricted cash (Note 9)	-	500,000
Other receivables	4,861	6,637
Prepaid expenses	35,553	31,068
Total Current Assets	45,873	560,975
Oil and gas properties (Note 3)	1	1
Equipment, net of depreciation of $72,045 (December 31, 2011 - $70,916)	3,886	5,015
Total Assets	$49,760	$565,991

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities
Accounts payable	$657,750	$628,049
Loan payable (Note 6)	693,562	1,167,260
Total Liabilities	1,351,312	1,795,309
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ (Deficit) Equity
Preferred Stock: 10,000,000 preferred shares authorized, $0.001 par value None issued	–	–
Common Stock: (Note 8) 40,000,000 shares authorized, $0.001 par value 6,629,528 shares issued and outstanding (December 31, 2011 – 6,629,528)	6,630	6,630
Additional paid-in capital	50,956,760	50,956,760
Deficit	(52,264,942)	(52,192,708)
Total Stockholders’ (Deficit) Equity	(1,301,552)	(1,229,318)
Total Liabilities and Stockholders’ (Deficit) Equity	$49,760	$565,991

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011

Expenses
Depreciation and amortization	$1,129	$3,168
General and administrative	15,528	64,784
Interest expense	26,699	25,115
Management fees	15,000	51,335
Professional fees	5,420	43,612
Operating expenses	63,776	188,014
Loss before other items	(63,776)	(188,014)
Other items
Loss on foreign exchange	(8,483)	(4,588)
Interest income	25	42
Loss from continuing operations	(72,234)	(192,560)

Discontinued operations (Note 11)
Loss from discontinued operations	–	(88,943)

Net loss and comprehensive loss	$(72,234)	$(281,503)

Basic and diluted loss per share – continuing operations	$(0.01)	$(0.10)
Basic and diluted loss per share – discontinued operations	$(0.01)	$(0.14)
Weighted average number of common shares outstanding – basic and diluted	6,630,000	1,979,000

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2012	2011
Cash provided by (used in):
Operating Activities:
Net loss for the period	$(72,234)	$(281,503)
Non-cash items:
Depletion, depreciation and amortization	1,129	28,235
Accrued interest on loan payable	26,302	(1,096)
Changes in non-cash operating assets and liabilities:
Accrued petroleum revenues	–	45,821
Other receivables	1,776	(368)
Prepaid expenses and other	(4,485)	2,408
Accounts payable and accrued liabilities	29,701	(50,915)
	(17,811)	(257,418)
Investing Activities:
Restricted cash	500,000	–
	500,000	–
Financing Activities:
Repayment on loan payables	(500,000)	–
	(500,000)	–
Effect of exchange rate changes on cash	–	1,752
Decrease in cash	(17,811)	(255,666)
Cash, beginning	23,270	281,664
Cash, ending	$5,459	$25,998
Supplementary disclosure:
Interest paid	$–	$50,411
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated statements

Eden Energy Corp.
March 31, 2012
Notes to the Interim Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The unaudited interim consolidated financial statements of Eden Energy Corp. (the “Company”) have been prepared by management in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with the rules and regulations of the Security and Exchange Commission and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K. The accounting principles applied in the preparation of these interim consolidated financial statements are consistent with those applied for the year ended December 31, 2011.

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $52,264,942 since inception including a loss for the current period of $72,234. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it achieves profitable operations from its oil and gas activities. Given the Company’s focus of operations in natural gas production and the related supply and pricing challenges, there may be difficulty in raising further funding. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See also Notes 6, 7 and 11.

2.	Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Oil and Gas Properties

During the year ended December 31, 2011, the Company sold its interest in its remaining oil and gas property in the United States for $500,000, but retained 50% of the interest in and to all mineral rights below the base of the Iles formation in 640 acres in Rio Blanco County. The Company left a nominal value of $1 to reflect this remaining interest based on the uncertainty of realization. The disposal of its interest in the prior year ended December 31, 2011 resulted in an impairment loss of $790,759 charged to discontinued operations.

Depletion expense

Depletion expense for the three months ended March 31, 2012 of $nil (2011 - $19,657) was recorded.

Eden Energy Corp.
March 31, 2012
Notes to the Interim Consolidated Financial Statements
(Unaudited)

4.	Asset Retirement Obligations

Asset retirement obligations consists of estimated final well closure and associated ground reclamation costs estimated to be incurred by the Company in the future once the economical life of its oil and gas wells are reached. The Company has no remaining asset retirement obligations after the sale of its oil and gas wells. A reconciliation between the estimated opening and closing asset retirement obligations balance is provided below:

	March 31,	December 31,
	2012	2011
	$	$
Beginning balance	–	269,005
Liabilities incurred	–	–
Accretion	–	16,657
Assets disposed of	–	(285,662)

Ending balance	–	–

5.	Related Party Transactions

(a)

Under the terms of a management agreement with a private company wholly-owned by the President of the Company effective September 1, 2011, the Company accrued a fee of CDN$5,000 per month. During the three months ended March 31, 2012, management fees of $15,000 (2011 - $64,171) were incurred. At March 31, 2012, the Company owed $51,334 to the President, which is included in accounts payable.

(b) During the prior three month period ended March 31, 2011, the Company incurred management fees of $42,779 to a former director and officer.

(c)

During the prior three month period ended March 31, 2011, the Company incurred salaries of $37,761 to a former officer and it was recorded under general and administrative expenses, now reclassified as discontinued operations.

Refer to Note 6.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

6.	Loan Payable

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets. Funds drawn on the loan bear interest at 20% per annum, payable quarterly, commencing three months after receiving the funds. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest was to be made on the earlier of October 5, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. The Company entered into various amendments to extend the due date to July 4, 2011 and thereafter on a month to month basis unless notice was given by either party at least one month in advance. As at March 31, 2012 $193,562 (December 31, 2011 - $167,260) in accrued interest is owing on this loan. During the three months ended March 31, 2012, the Company paid $Nil in interest (three months ended March 31, 2011 - $50,411). A portion of interest accrued during the prior three month period ended March 31, 2011 has been included in discontinued operations as interest on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations.

On October 4, 2011 the loan was called by the lender and was in default and due immediately. As per Clause 7(a) of the Security Agreement relating to this loan, the Company was required to hold in trust and transfer to the loan holder any funds received from the Security Interest until all principle and accrued interest has been paid. Upon the sale of the oil and gas interests as discussed in Note 3, the $500,000 received on the sale was classified as restricted cash as at December 31, 2011. The $500,000 was paid to the loan holder in January, 2012.

Eden Energy Corp.
March 31, 2012
Notes to the Interim Consolidated Financial Statements
(Unaudited)

7.	Contingency

a)

On January 5, 2010 the Company received a Writ of Notice, a Statement of Claim, and a Garnishing Order Before Judgement relating to its past office premises and lease termination made on September 9, 2009 claiming arrears rent and accelerated rent overdue of $109,273 plus damages. The Company filed a statement of defence disputing the claims on February 1, 2010. On May 13, 2011, the plaintiff was awarded judgement against the Company and during the year ended December 31, 2011, the Company recognized an additional charge of $338,936 relating primarily to damages awarded. The total amount owing of $412,201 is included in accounts payable.

b)

The Company entered into an Indemnity Agreement dated December 1, 2010, whereby the Company agreed to indemnify a private company wholly-owned by the President of the Company, for rental and related expenses that may be incurred in relation to a lease for office premises. The lease expires December, 2012 and payments consist of CDN$5,270 per month.

8.	Common Stock

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

During the three month period ended March 31, 2012, the Company did not issue any shares of common stock.

During the prior year ended December 31, 2011, the Company issued the following:

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

c)

On November 10, 2011, the Company issued 4,303,590 shares of common stock with a market value of $284,881 pursuant to debt settlement and subscription agreements with officers and directors of the Company to settle $215,180 of debt outstanding. As a result the Company recorded a loss on debt settlement of $69,701.

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

Eden Energy Corp.
March 31, 2012
Notes to the Interim Consolidated Financial Statements
(Unaudited)

8.	Capital Stock (continued)

Stock Options (continued)

The fair value for stock options granted during the year ended December 31, 2011 was estimated at the grant date using the Black-Scholes option-pricing model. The weighted average assumptions used are as follows:

Year Ended
December 31, 2011

Expected dividend yield	0%
Risk-free interest rate	1.80%
Expected volatility	245%
Expected option life (in years)	5

During the year ended December 31, 2011, 202,000 stock options expired and/or were cancelled with exercise prices ranging between $0.30 and $62.50 per share. During the three month period ended March 31, 2012, 80,000 stock options expired and/or were cancelled with an exercise price of $0.30 per share.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, December 31, 2011	180,000	$0.30	4.38
Expired/Cancelled	(80,000)	0.30
Granted	-	-
Outstanding, March 31, 2012	100,000	$0.30	4.13

There were no unvested stock options at March 31, 2012. As at March 31, 2012, the intrinsic value of the outstanding and exercisable stock options was $nil.

Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price

Balance, December 31, 2011 and March 31, 2012	347,000	$0.60

Additional information regarding warrants as at March 31, 2012 is as follows:

Number of Warrants	Exercise Price	Expiry Date
300,000	$ 0.60	May 30, 2013
47,000	$ 0.60	June 9, 2013
347,000

9.	Restricted Cash

As at March 31, 2012 restricted cash consists of $nil (December 31, 2011 - $500,000). The balance of restricted cash as at December 31, 2011 related to the sale of oil and gas properties as described in Note 3, and during the three month period ended March 31, 2012, was used to repay a portion of the loan further described in Note 6.

Eden Energy Corp.
March 31, 2012
Notes to the Interim Consolidated Financial Statements
(Unaudited)

10.	Reclassifications

Certain items presented for comparative purposes have been reclassified to conform to the presentation adopted in the current period.

11.	Discontinued Operations

During the year ended December 31, 2011 the Company sold its remaining oil and gas assets and as a result has disclosed the results of its oil and gas asset group as discontinued operations. The results of discontinued operations are summarized below:

Three months ended
March 31, 2011
$

Revenue	159,536

Expenses
Depletion and depreciation	25,067
General and administrative costs	44,545
Interest	24,658
Management fees	55,615
Oil and gas operating expenses	89,847
Taxes	8,747

Total Expenses	248,479

(88,943)

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

From mid 2004 through to mid 2008 we were an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a natural gas development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. The White River Dome project became our primary focus of activity mid 2008 due to the belief it represented the combination of good commercial returns while providing a large number of low risk development locations. We commenced receiving revenues from our White River Dome project during 2008 and have moved from an exploration stage company to an operating company. Due to the sale of the remaining oil and gas asset during the year ended December 31, 2011, the Company had no production or revenues for the three months ended March 31, 2012. Net production from continuing operations for the three months ended March 31, 2011 was 27,530 Mcfe.

The decline in natural gas prices over the past two years impaired the valuation of our Colorado assets and eroded our access to reserve based financing for continued drilling in Colorado. The commencement date for our continuous drilling program in Colorado was extended to no later than July 1, 2010. On June 30, 2010 we provided notice to EnCana we would not drill additional earning wells nor continue the drilling program in Colorado thus terminating our drilling and development agreement effective July 1, 2010. Management plans to continue to review other potential exploration projects, which may be presented to them from time to time.

In order to continue operating we entered into a loan agreement whereby under certain terms and conditions we could borrow up to $1,000,000 from a company owned and controlled by our president. As of December 31, 2009 we had borrowed the full amount. During the three months ended March 31, 2012, the Company repaid $500,000 of this loan. Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required as the loan is in default. There is uncertainty that further funding can be raised when necessary or that the loan can be extended upon maturity. Effectively the loan holder, who is also the sole remaining director and officer, has security over all of the assets of the Company and the Company is reliant upon his continued direction and support.

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

Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required. There is uncertainty that further funding can be raised when necessary.

Due to the implementation of British Columbia Instrument 51-509 on September 30, 2008 by the British Columbia Securities Commission, we have been deemed to be a British Columbia based reporting issuer. As such, we are required to file certain information and documents at www.sedar.com.

Our Current Business

We were primarily focused and engaged in managing the White River Dome, Ant Hill Unit Project in Colorado. During the prior year ended December 31, 2011 we sold our interest in this asset, but retained 50% of our interest in and to all rights below the base of the Iles formation. We expect to monitor industry activity in formations below the Iles formation and may pursue exploration of these rights if we deem them attractive. We will also continue to monitor new exploration projects that may be attractive, subject to financing.

White River Dome, Ant Hill Unit Drilling and Development Project – Colorado

The White River Dome, Ant Hill Project is a natural gas development-drilling program located in the Piceance Basin of western Colorado. Through agreements entered into September 1, 2006 and August 31, 2007 we had an 85% working interest in these prospective lands, and Eden carried the Unit Operator for 15% of the total well cost in each new well drilled on 40-acre drill site quarter/quarter section. For each well drilled, Eden earned a 100% interest in a diagonal 40-acre tract, located in the same 160-acre quarter section. The Unit Operator retains its 100% interest in the two remaining offset locations in each 160-acre drilling block. On July 26, 2010 Koch Exploration Company LLC was designated Unit Operator of the Ant Hill Unit assuming all rights, duties and obligations of the resigning Unit Operator, EnCana.

After the initial four locations were drilled, Eden elected to develop 4 additional 160-acre drilling blocks on acreage outside the existing Participating Areas under the same terms, which initiated Eden’s continuing drilling commitment. On June 30, 2010 we provided notice to EnCana that we would not drill additional earning wells nor continue the drilling program in Colorado thus terminating our Drilling and Development Agreement effective July 1, 2010.

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

In Colorado, we currently hold an interest in the mineral rights below the Iles formation in 640 gross acres in Rio Blanco county. Our current focus of activity is seeking out new business opportunities.

We anticipate we will not have adequate operating cash flow for the next twelve month period. Additional funds to meet obligations and to cover the costs of company operations will be required in future and there is uncertainty that further funding can be raised.

Our net cash used in financing activities during the three month period ended March 31, 2012 was $500,000 as compared to $Nil used during the three months ended March 31, 2011.

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

On October 4, 2011, the loan went into default. During the three month period ended March 31, 2012, the Company repaid $500,000 of this loan.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending March 31, 2013 other than office computers, furnishings, and communication equipment as required.

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

Going Concern

The Company has experienced negative cash flows from operations and has accumulated losses of $52,192,708 since inception including a loss for the current period of $72,234.

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

The Board of directors has resigned and the President and security holder became the sole director and officer of the Company and remains as such to date.

Due to the Company’s loan being in default and the continuing charge on assets under the security agreement, there is substantial doubt as to the Company’s ability to continue as a going concern. The Company is wholly dependant on the support of the President and security holder for continued support financially and for future operations of the Company.

To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan, which is subject to the support of the President and security holder, is to continue to fund operational cash needs by related party loans and support until such time as new business opportunities arise that warrant raising equity capital.

Results of Operations – Three Months Ended March 31, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended March 31, 2012, which are included herein.

Our operating results for the three months ended March 31, 2012, for the three months ended March 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2012 $	Three Months Ended March 31, 2011 $	Change Between Three Month Period Ended March 31, 2012 and March 31, 2011 $
Revenue	-	(159,536)	(159,536)
Depletion, depreciation and amortization	1,129	28,235	27,106
General and administrative	15,528	109,329	93,801
Interest expense	26,699	49,773	23,074
Management fees	15,000	106,950	91,950
Oil and gas operating expenses	-	89,847	89,847
Production taxes	-	8,747	8,747
Professional Fees	5,420	43,612	38,192
Loss on foreign exchange	8,483	4,588	(3,895)
Interest income	(25)	(42)	(17)
Net loss	72,234	281,503	209,266

Our accumulated losses increased to $52,264,942 as of March 31, 2012. Our financial statements report a net loss of $72,234 for the three month period ended March 31, 2012 compared to a net loss of $281,503 for the three month period ended March 31, 2011. Our company recognized depletion, depreciation and amortization of its capitalized assets of $1,129 during the three months ended March 31, 2012, compared to $28,235 for the three months ended March 31, 2011. The depletion rate for Colorado production for the three months ended March 31, 2012 was approximately $Nil/mcfe (March 31, 2011 - $0.71/mcfe) .

Our total liabilities as of March 31, 2012 were $1,351,312 as compared to total liabilities of $1,795,309 as of December 31, 2011. The $443,997 decrease was largely due to a repayment of $500,000 on a loan, offset by an increase in accounts payable.

During the three month period ended March 31, 2012 we expended $Nil on exploration, development and acquisition of oil and gas properties as compared to $Nil expended during the three month period ended March 31, 2011.

Liquidity and Financial Condition

Working Capital

	At	At
	March 31,	December 31,
	2012	2011
Current assets	$45,873	560,975
Current liabilities	1,351,312	1,795,309
Working capital deficiency	$(1,305,439)	(1,234,334)

Cash Flows

	Three Months Ended
	March 31
	2012	2011
Cash flows provided by (used in) operating activities	$(17,811)	(257,418)
Cash flows provided by (used in) investing activities	500,000	Nil
Cash flows provided by (used in) financing activities	(500,000)	Nil
Effect of exchange rate changes on cash	-	1,752
Net increase (decrease) in cash during period	$(17,811)	(255,666)

Operating Activities

Net cash used in operating activities was $17,811 in the three months ended March 31, 2012 compared with net cash used in operating activities of $257,418 in the same period in 2011. The decrease in net cash used in operating activities of $239,607 is mainly because of a decrease in payments on accounts payable and accrued liabilities, as well as a decrease in oil and gas revenue received during the three month period ended March 31, 2012 compared to the three months ended March 31, 2011.

Investing Activities

Net cash provided by investing activities was $500,000 in the three months ended March 31, 2012 compared to net cash provided by investing activities of $Nil in the same period in 2011. The increase in cash provided by of $500,000 in investing activities is due to the change in restricted cash in the three month period ended March 31, 2012.

Financing Activities

Net cash used in financing activities was $500,000 in the three months ended March 31, 2012 compared to net cash used in financing of $Nil in the same period in 2011. The difference in cash used of $500,000 in financing activities is due to a repayment of $500,000 on a loan from a related party.

Oil and gas sales volume comparisons for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Due to the sale of the Company’s only producing asset in the year ended December 31, 2011, we had no oil and gas sales or net production for the three months ended March 31, 2012 as compared to oil and gas sales of $159,536 and approximately 27,530 Mcfe net production in the same period in 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, consisting of our president and chief executive officer (who is acting as our principal executive officer, our principal financial officer and our principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Our president believes that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended March 31, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On December 21, 2009 Ontrea Inc. filed an action in the courts of British Columbia, Canada against Eden Canada Holdings Ltd., a registered name of Eden Energy Corp. in Canada, claiming arrears rent and accelerated rent overdue of $109,273 plus damages. Eden Canada Holdings Ltd. filed its Statement of Defense on February 1, 2010. On May 13, 2011, Ontrea was awarded judgement against our company and during the year ended December 31, 2011, our company recognized a loss of $338,936 which was included in our statement of operations.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $72,234 for the three months ended March 31, 2012, and cumulative losses of $52,264,942 to March 31, 2012. As of March 31, 2012 we had a working capital deficit of $1,305,439. We do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated.

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to March 31, 2012, we have incurred aggregate losses of approximately $52,264,942. Our loss from operations for the three months ended March 31, 2012 was $72,234. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

On June 9, 2011, we issued 47,000 units at a price of $0.35 per unit pursuant to a debt settlement with an officer of our company. Each unit consists of one share of common stock and one warrant. One warrant is exercisable at $0.60 for a period of 24 months from the date of issuance. We issued the securities to one U.S. person relying upon Rule 506 of Regulation D of the Securities Act of 1933.

On November 10, 2011, the Company issued 4,303,590 shares of common stock with a market value of $284,881 pursuant to debt settlement and subscription agreements with officers and directors of the Company to settle $215,180 of debt outstanding. As a result the Company recorded a loss on debt settlement of $69,701 in the prior year ended December 31, 2011.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
Number
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB, filed on September 11, 2000).
3.3	Certificate of Amendment filed with the Secretary of State of Nevada on June 16, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2004 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 22, 2004).
3.5	Certificate of Change filed with the Secretary of State of Nevada on December 8, 2009 (incorporated by reference from our Current Report on Form 8-K filed on January 29, 2010).
3.6	Certificate of Amendment filed with the Secretary of State of Nevada on August 6, 2010 (incorporated by reference from our Current Report on Form 8-K filed on August 9, 2010).
3.7	Certificate of Change filed with the Secretary of State of Nevada on February 25, 2011 (incorporated by reference from our Current Report on Form 8-K filed on March 9, 2011).
(4)	Instruments defining rights of security holders, including indentures
4.1	2004 Stock Option Plan (incorporated by reference from our Form S-8, filed on October 8, 2004).
4.2	Amended 2004 Stock Option Plan (incorporated by reference from our Current Report filed on Form 8-K filed on January 23, 2008)
(10)	Material Contracts
10.1	Participation Agreement with Merganser Limited (incorporated by reference from our Current Report on Form 8-K filed on November 10, 2005).

Exhibit	Description
Number
10.2**

Joint Participating Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation dba Cedar Strat Corporation (incorporated by reference from our Current Report on Form 8-K filed on February 21, 2006).

10.3

Amended Management Consulting Agreement dated February 28, 2006 and made effective February 1, 2006 with Donald Sharpe (incorporated by reference from our Current Report on Form 8-K filed on March 10, 2006).

10.4**	Farmout and Option Agreement with Suncor dated March 7, 2006 (incorporated by reference from our Current Report on Form 8-K filed on March 17, 2006).
10.5	Management Agreement with Freestone Energy LLC dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).
10.6	Stock Option Agreement with Larry Kellison dated May 1, 2006 (incorporated by reference from our Current Report on Form 8-K filed on May 2, 2006).
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

10.18	Form of Note and Warrant Amendment Agreement dated April 2, 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 4, 2008).

Exhibit	Description
Number
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

10.25	Amending Agreement with D. Sharpe Management Inc. dated effective October 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed on October 18, 2010).
10.26	Amending Agreement with D. Sharpe Management Inc. dated effective April 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2011).
10.27	Management and Consulting Agreement with KDC Services Inc. dated May 1, 2011 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2011).
10.28	2011 Stock Option Plan
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).
21	Subsidiaries of the Registrant
21.1

Frontier Exploration Ltd., a Nevada corporation
Southern Frontier Explorations Ltd., a Nevada corporation
Eden Energy (North) Ltd., an Alberta, Canada corporation
Eden Energy Colorado LLC, a Colorado corporation

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Donald Sharpe

Exhibit	Description
Number
101	Interactive Data File
101***	Interactive Data File (Form 10-K for the year ended January 31, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Certain parts of this document have not been disclosed and have been filed separately with the Secretary, Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

***

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDEN ENERGY CORP.
(Registrant)

Dated: May 15, 2012	/s/ Donald Sharpe
Donald Sharpe
President, Secretary, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)