Form 10-Q
period 2012-06-30
EDEN ENERGY CORP
filed 2012-08-20
CIK 1083866

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
6,629,528 common shares issued and outstanding as of August 17, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

EDEN ENERGY CORP.
(An Exploration Stage Company)

Consolidated Financial Statements
(Expressed in United States dollars)

June 30, 2012

(Unaudited)

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets
Cash	$878	$23,270
Restricted cash (Note 9)	–	500,000
Other receivables	7,815	6,637
Prepaid expenses	29,890	31,068
Total Current Assets	38,583	560,975
Oil and gas properties (Note 3)	1	1
Equipment, net of depreciation of $72,045 (December 31, 2011 - $70,916)	3,073	5,015
Total Assets	$41,657	$565,991

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$716,097	$628,049
Loan payable (Note 6)	717,123	1,167,260
Total Liabilities	1,433,220	1,795,309
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ Deficit
Preferred Stock:	(162.245)
10,000,000 preferred shares authorized, $0.001 par value None issued	–	–
Common Stock: (Note 8) 40,000,000 shares authorized, $0.001 par value 6,629,528 shares issued and outstanding (December 31, 2011 – 6,629,528)	6,630	6,630
Additional paid-in capital	50,956,760	50,956,760
Deficit	(52,192,708)	(52,192,708)
Deficit accumulated in the exploration stage (Note 1)	(162.245)	–
Total Stockholders’ Deficit	(1,391,563)	(1,229,318)
Total Liabilities and Stockholders’ Deficit	$41,657	$565,991

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statement of Operations
(Unaudited)

					For the period
	Three Months	Three Months	Six Months	Six Months	January 1, 2012
	Ended	Ended	Ended	Ended	(Inception of
	June 30,	June 30,	June 30,	June 30,	exploration stage)
	2012	2011	2012	2011	to June 30, 2012

Expenses

Depreciation and amortization	$813	$8,522	$1,942	$11,690	$1,942
General and administrative	18,964	389,882	34,492	454,666	34,492
Interest expense	24,417	25,440	51,116	50,556	51,116
Management fees	15,000	23,231	30,000	74,566	30,000
Professional fees	30,808	20,721	36,228	64,333	36,228
Stock-based compensation	-	83,498	-	83,498	-

Operating expenses	90,002	551,294	153,778	739,309	153,778

Loss before other items	(90,002)	(551,294)	(153,778)	(739,309)	(153,778)

Other items

Loss on foreign exchange	(9)	(1,586)	(8,492)	(6,174)	(8,492)
Interest income	-	32	25	74	25

Loss from continuing operations	(90,011)	(552,848)	(162,245)	(745,409)	(162,245)

Discontinued operations (Note 11) Loss from discontinued operations	–	(146,436)	–	(235,378)	–

Net loss and comprehensive loss	$(90,011)	$(699,284)	$(162,245)	$(980,787)	$(162,245)

Basic and diluted loss per share – continuing operations	$(0.01)	$(0.26)	$(0.02)	$(0.37)
Basic and diluted loss per share – discontinued operations	$(0.00)	$(0.07)	$(0.00)	$(0.12)

Weighted average number of common shares outstanding – basic and diluted	6,630,000	2,089,000	6,630,000	2,034,000

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

			For the period
	Six Months	Six Months	January 1, 2012
	Ended	Ended	(Inception of
	June 30,	June 30,	exploration stage)
	2012	2011	to June 30, 2012

Cash provided by (used in):

Operating Activities:
Net loss for the period	$(162,245)	$(980,787)	$(162,245)

Non-cash items:

Depletion, depreciation and amortization	1,942	103,884	1,942
Accrued interest on loan payable	49,863	48,767	49,863
Stock based compensation	–	83,498	–

Changes in non-cash operating assets and liabilities:

Accrued petroleum revenues	–	45,675	–
Other receivables	(1,178)	(1,140)	(1,178)
Prepaid expenses and other	1,178	7,928	1,178
Accounts payable and accrued liabilities	88,048	322,856	88,048

	(22,392)	(369,319)	(22,392)

Investing Activities:
Restricted cash	500,000	30,676	500,000
Disposal of property and equipment	–	752	–

	500,000	31,428	500,000

Financing Activities:
Repayment on loan payables	(500,000)	–	(500,000)
Proceeds from the sale of common stock	–	105,000	–

	(500,000)	105,000	(500,000)

Effect of exchange rate changes on cash	–	–	–

Decrease in cash	(22,392)	(232,891)	(22,392)

Cash, beginning	23,270	281,664	23,270

Cash, ending	$878	$48,773	$878

Supplementary disclosure:
Interest paid	$–	$50,411
Income taxes paid	$–	$–

The accompanying notes are an integral part of these consolidated financial statements

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2012
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

The Company’s interim consolidated financial statements are prepared on a going concern basis in accordance with generally accepted accounting principles in the United States which contemplates the realization of assets and discharge of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations to date and has accumulated losses of $52,354,953 since inception including a loss for the current period of $162,245. To date the Company has funded operations through the issuance of capital stock and debt. Management’s plan is to continue raising additional funds through future equity or debt financings, if available, as needed until it acquires and achieves profitable operations from its oil and gas activities. Given the Company’s focus of operations in natural gas production and the related supply and pricing challenges, there may be difficulty in raising further funding. The ability of the Company to continue its operations as a going concern is dependent on continuing to raise sufficient new capital to fund its exploration and development commitments and to acquire and fund ongoing losses if, as and when needed, and ultimately on generating profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. See also Notes 6, 7 and 11.

Exploration Stage Company

As of January 1, 2012, the Company became as ”exploration stage company” as defined in the Securities and Exchange Commission Industry Guide 7 and is subject to compliance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 915 “Development Stage Entities”.

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

Depletion expense

Depletion expense for the six months ended June 30, 2012 of $nil (2011 - $86,784) was recorded.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2012
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

(a)

Under the terms of a management agreement with a private company wholly-owned by the President of the Company effective September 1, 2011, the Company accrued a fee of CDN$5,000 per month. During the six months ended June 30, 2012, management fees of $30,000 (2011 - $25,330) were incurred. At June 30, 2012, the Company owed $79,454 to the President, which is included in accounts payable.

(b) During the prior six month period ended June 30, 2011, the Company incurred management fees of $49,236 to former directors and officers.

(c)

During the prior six month period ended June 30, 2011, the Company incurred salaries of $75,522 to a former officer and it was recorded under general and administrative expenses, now reclassified as discontinued operations.

Refer to Note 6.

Related party transactions are measured at the exchange amount which is the amount of consideration established and agreed to by the related parties.

6.	Loan Payable

On October 2, 2009, the Company entered into a loan agreement to borrow the principal sum of up to $1,000,000 (the “Loan”) from a company owned and controlled by the President and director. The Loan is secured pursuant to a general security agreement over all of the Company’s assets. Funds drawn on the loan bear interest at 20% per annum, payable quarterly, commencing three months after receiving the funds. Repayment of the principal amount of the Loan and any accrued and unpaid amounts and interest was to be made on the earlier of October 5, 2010, subject to extension upon mutual agreement, and an Event of Default, as that term is defined in the Loan agreement. The Company entered into various amendments to extend the due date to July 4, 2011 and thereafter on a month to month basis unless notice was given by either party at least one month in advance. As at June 30, 2012 $217,123 (December 31, 2011 - $167,260) in accrued interest is owing on this loan. During the six months ended June 30, 2012, the Company paid $Nil in interest (six months ended June 30, 2011 - $50,411). A portion of interest accrued during the prior six month period ended June 30, 2011 has been included in discontinued operations as interest on debt that is required to be repaid as a result of a disposal transaction is allocated to discontinued operations.

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

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2012
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

During the six month period ended June 30, 2012, the Company did not issue any shares of common stock.

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

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2012
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

During the year ended December 31, 2011, 202,000 stock options expired and/or were cancelled with exercise prices ranging between $0.30 and $62.50 per share. During the six month period ended June 30, 2012, 80,000 stock options expired and/or were cancelled with an exercise price of $0.30 per share.

A summary of the Company’s stock option activity is as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining
	Options	Exercise Price	Contractual Life
Outstanding, December 31, 2011	180,000	$0.30	4.38
Expired/Cancelled	(80,000)	0.30
Granted	-	-
Outstanding, June 30, 2012	100,000	$0.30	3.88

There were no unvested stock options at June 30, 2012. As at June 30, 2012, the intrinsic value of the outstanding and exercisable stock options was $nil.

Share Purchase Warrants

A summary of the changes in the Company’s common share purchase warrants is presented below:

		Weighted Average
	Number	Exercise Price

Balance, December 31, 2011 and June 30, 2012	347,000	$0.60

Additional information regarding warrants as at June 30, 2012 is as follows:

Number of Warrants	Exercise Price	Expiry Date
300,000	$ 0.60	May 30, 2013
47,000	$ 0.60	June 9, 2013
347,000

9.	Restricted Cash

As at June 30, 2012 restricted cash consists of $nil (December 31, 2011 - $500,000). The balance of restricted cash as at December 31, 2011 related to the sale of oil and gas properties as described in Note 3, and during the six month period ended June 30, 2012, was used to repay a portion of the loan further described in Note 6.

Eden Energy Corp.
(An Exploration Stage Company)
June 30, 2012
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

During the year ended December 31, 2011 the Company sold its remaining oil and gas assets and as a result has disclosed the results of its oil and gas asset group as discontinued operations. The results of discontinued operations are summarized below:

	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
	$	$

Revenue	163,558	323,095

Expenses
Depletion and depreciation	67,127	92,194
General and administrative costs	49,331	93,876
Interest	24,932	49,590
Management fees	51,175	106,790
Oil and gas operating expenses	108,422	198,269
Taxes	9,007	17,754

Total Expenses	309,994	558,473

	(146,436)	(235,378)

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

1.

From mid 2004 through to mid 2008 we were an exploration stage oil and gas company engaged in the exploration for petroleum and natural gas in the State of Nevada and in the Province of Alberta, Canada. Effective September 2006 we commenced with a natural gas development-drilling program in the White River Dome, Ant Hill Unit located in the Piceance Basin in Colorado. The White River Dome project became our primary focus of activity mid 2008 due to the belief it represented the combination of good commercial returns while providing a large number of low risk development locations. We commenced receiving revenues from our White River Dome project during 2008 and have moved from an exploration stage company to an operating company. Due to the sale of the remaining oil and gas asset during the year ended December 31, 2011, the Company had no production or revenues for the six months ended June 30, 2012. Net production from continuing operations for the three months ended June 30, 2011 was 24,895 Mcfe. On January 1, 2012, we became an exploration stage company.

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

In order to continue operating we entered into a loan agreement whereby under certain terms and conditions we could borrow up to $1,000,000 from a company owned and controlled by our president. As of December 31, 2009 we had borrowed the full amount. During the six months ended June 30, 2012, the Company repaid $500,000 of this loan. Additional funds to meet loan retirement obligations and to cover future costs of company operations will be required as the loan is in default. There is uncertainty that further funding can be raised when necessary or that the loan can be extended upon maturity. Effectively the loan holder, who is also the sole remaining director and officer, has security over all of the assets of the Company and the Company is reliant upon his continued direction and support.

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

Our net cash used in financing activities during the six month period ended June 30, 2012 was $500,000 as compared to $100,000 provided by financing activities used during the six months ended June 30, 2011.

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

On October 4, 2011, the loan went into default. During the six month period ended June 30, 2012, the Company repaid $500,000 of this loan.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment (excluding oil and gas activities) over the twelve months ending June 30, 2013 other than office computers, furnishings, and communication equipment as required.

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

Going Concern

The Company has experienced negative cash flows from operations and has accumulated losses of $52,354,953 since inception including a loss for the current period of $162,245.

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

Results of Operations – Three Months Ended June 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2012, which are included herein.

Our operating results for the three months ended June 30, 2012, for the three months ended June 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2012 $	Three Months Ended June 30, 2011 $	Change Between Three Month Period Ended June 30, 2012 and June 30, 2011 $
Revenue	-	-	-
Depletion, depreciation and amortization	813	8,522	(7,709)
General and administrative	18,964	389,882	(370,918)
Interest expense	24,417	25,440	(1,023)
Management fees	15,000	23,231	(8,231)
Oil and gas operating expenses	-	-	-
Production taxes	-	-	-
Professional Fees	30,808	20,721	10,087
Stock based compensation	-	83,498	83,498
Loss on foreign exchange	9	1,586	(1,577)
Interest income	-	(32)	32
Net loss	90,011	552,848	(462,837)

Our accumulated losses increased to $52,354,953 as of June 30, 2012. Our financial statements report a net loss of $90,011 for the three month period ended June 30, 2012 compared to a net loss of $552,848 for the three month period ended June 30, 2011. Our company recognized depletion, depreciation and amortization of its capitalized assets of $813 during the three months ended June 30, 2012, compared to $8,522 for the three months ended June 30, 2011. The depletion rate for Colorado production for the three months ended June 30, 2012 was $Nil/mcfe (June 30, 2011 - $1.50/mcfe).

Results of Operations – Six Months Ended June 30, 2012 and 2011

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended June 30, 2012, which are included herein.

Our operating results for the six months ended June 30, 2012, for the six months ended June 30, 2011 and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2012 $	Six Months Ended June 30, 2011 $	Change Between Six Month Period Ended June 30, 2012 and June 30, 2011 $
Revenue	-	-	-
Depletion, depreciation and amortization	1,942	11,690	(9,748)
General and administrative	34,492	454,666	(420,174)
Interest expense	51,116	50,556	560
Management fees	30,000	74,566	(44,566)
Oil and gas operating expenses	-	-	-
Production taxes	-	-	-
Professional Fees	36,228	64,333	(28,105)
Stock based compensation	-	83,498	(83,498)
Loss on foreign exchange	8,492	6,174	2,319
Interest income	(25)	(74)	49
Net loss	162,245	745,409	(583,164)

Our total liabilities as of June 30, 2012 were $1,433,220 as compared to total liabilities of $1,795,309 as of December 31, 2011. The $362,089 decrease was largely due to a repayment of $500,000 on a loan, offset by an increase in accounts payable.

During the six month period ended June 30, 2012 we expended $Nil on exploration, development and acquisition of oil and gas properties as compared to $Nil expended during the six month period ended June 30, 2011.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30,	December 31,
	2012	2011
Current assets	$38,583	560,975
Current liabilities	1,433,220	1,795,309
Working capital deficiency	$(1,394,637)	(1,234,334)

Cash Flows

	Six Months Ended
	June 30
	2012	2011
Cash flows provided by (used in) operating activities	$(22,392)	(369,319)
Cash flows provided by (used in) investing activities	500,000	31,428
Cash flows provided by (used in) financing activities	(500,000)	105,000
Effect of exchange rate changes on cash	-	-
Net increase (decrease) in cash during period	$(22,392)	(232,891)

Operating Activities

Net cash used in operating activities was $22,392 in the six months ended June 30, 2012 compared with net cash used in operating activities of $369,319 in the same period in 2011. The decrease in net cash used in operating activities of $346,927 is mainly because of a decrease in payments on accounts payable and accrued liabilities, as well as a decrease in oil and gas revenue received during the six month period ended June 30, 2012 compared to the six months ended June 30, 2011.

Investing Activities

Net cash provided by investing activities was $500,000 in the six months ended June 30, 2012 compared to net cash provided by investing activities of $31,428 in the same period in 2011. The increase in cash provided by of $468,572 in investing activities is mainly due to the change in restricted cash in the six month period ended June 30, 2012.

Financing Activities

Net cash used in financing activities was $500,000 in the six months ended June 30, 2012 compared to net cash provided by financing of $105,000 in the same period in 2011. The difference in cash used of $605,000 in financing activities is mainly due to a repayment of $500,000 on a loan from a related party.

Oil and gas sales volume comparisons for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Due to the sale of the Company’s only producing asset in the year ended December 31, 2011, we had no oil and gas sales or net production for the six months ended June 30, 2012 as compared to oil and gas sales of $323,094 and approximately 52,425 Mcfe net production in the same period in 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, consisting of our president and chief executive officer (who is acting as our principal executive officer, our chief financial officer, (our principal financial officer and our principle accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2012, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president, of the effectiveness of the design and operation of our disclosure controls and procedures. Our president believes that our disclosure controls and procedures were still effective as of the end of the period covered by this quarterly report in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance’s with US generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2012 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $162,246 for the six months ended June 30, 2012, and cumulative losses of $52,354,953 to June 30, 2012. As of June 30, 2012 we had a working capital deficit of $1,394,637. We do not expect positive cash flow from operations in the next twelve month period and there is no assurance that actual cash requirements will not exceed our estimates, or that our sales projections will be realized as estimated.

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

We have a history of losses and fluctuating operating results. We expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties

From inception through to June 30, 2012, we have incurred aggregate losses of approximately $52,354,953. Our loss from operations for the six months ended June 30, 2012 was $162,246. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when customers will purchase our production and/or services, the size of customers’ purchases, the demand for our production and/or services, and the level of competition and general economic conditions. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations. Until such time as we generate significant revenues, we expect an increase in development costs and operating costs. Consequently, we expect to continue to incur operating losses and negative cash flow until we receive significant commercial production from our properties.

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

Item 4. Mine Safety Disclsoures

Not applicable.

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

10.20	First Amendment of Agent Operator Agreement 2008 (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).
10.21	Fourth Amendment of Drilling and Development Agreement (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).
10.22	Letter Agreement with En Cana Oil and Gas (USA) Inc (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 14, 2009).
10.23	Loan Agreement between Eden Energy Corp. and D Sharpe Management Inc., dated effective October 2, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 16, 2009).

Exhibit	Description
Number
10.24

General Security Agreement between Eden Energy Corp. and D Sharpe Management Inc., dated effective October 2, 2009 (incorporated by reference from our Quarterly Report on Form 10-Q filed on October 16, 2009).

10.25	Amending Agreement with D. Sharpe Management Inc. dated effective October 14, 2010 (incorporated by reference from our Current Report on Form 8-K filed on October 18, 2010).
10.26	Amending Agreement with D. Sharpe Management Inc. dated effective April 1, 2011 (incorporated by reference from our Current Report on Form 8-K filed on April 13, 2011).
10.27	Management and Consulting Agreement with KDC Services Inc. dated May 1, 2011 2008 (incorporated by reference from our Current Report on Form 8-K filed on April 27, 2011).
10.28	2011 Stock Option Plan (incorporated by reference from our Quarterly Report on Form 10-Q filed on August 15, 2011)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10- KSB filed on April 14, 2004).
21	Subsidiaries of the Registrant
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

EDEN ENERGY CORP.
(Registrant)

Dated: August 20, 2012	/s/ Donald Sharpe
Donald Sharpe
President and Director
(Principal Executive Officer)